Form 10QSB
period 2002-06-30
INAMCO INTERNATIONAL CORP
filed 2003-03-10
CIK 1114959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ----------------------

                                   FORM 10-QSB
                              ----------------------

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO
                                                ------------  -----------

                         COMMISSION FILE NUMBER 1-49824

                           INAMCO INTERNATIONAL, CORP.

        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                              72-1359595
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  801 MONTROSE AVE., SOUTH PLAINFIELD, NJ                 07080
           (ADDRESS OF PRINCIPAL                       (ZIP CODE)
            EXECUTIVE OFFICES)

                                 (908) 754-4880
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

    Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $0.00001
              PAR VALUE                          27,600,000 SHARES
    ----------------------------          -------------------------------
                Class                     Outstanding as of June 30, 2002

                           INAMCO INTERNATIONAL, CORP.
                                      INDEX

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                 -------
                                      PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)                                                     3
               Condensed Balance Sheets--As of June 30, 2002                                        3
               and December 31, 2001
               Condensed Statements of Operations--Three and Six Month Periods Ended June 30,       4
               2002 and 2001
               Condensed Statements of Cash Flows--Three and  Six Month Periods Ended June 30,      5
               2002 and 2001
               Notes to Condensed Financial Statements                                              6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of           8
               Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          12

                                        PART II. OTHER INFORMATION
Item 2.        Changes in Securities and Use of Proceeds                                           12
Item 6.        Exhibits and Reports on Form 8-K                                                    12
Signatures                                                                                         13


 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 CONDENSED BALANCE SHEETS

                                                                            June 30,    December 31,
                                                                             2002          2001
                                                                          -----------   ------------
                                                                          (Unaudited)
ASSETS
     Current Assets
           Cash                                                           $        38   $         38
                                                                          -----------   ------------
                 Total Current Assets                                              38             38
     Other Assets                                                                 213            213
                                                                          -----------   ------------
                 Total Assets                                             $       251   $        251
                                                                          ===========   ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
     Current Liabilities
           Accounts payable and accrued expenses                          $        --   $      1,668
                                                                          -----------   ------------
                 Total Current Liabilities                                         --          1,668
     Due to Officer/Shareholder                                                 4,068          1,900
                                                                          -----------   ------------
                 Total Liabilities                                              4,068          3,568

STOCKHOLDERS' DEFICIENCY
     Common Stock, $.00001 par value
           Authorized: 50,000,000 shares
           Issued and Outstanding: 27,600,000                                     276            276
     Additional paid-in capital                                                22,804         22,804
     Deficit Accumulated in the Development Stage                             (26,897)       (26,397)
                                                                          -----------   ------------
                 Total Shareholders' Deficiency                                (3,817)        (3,317)
                                                                          -----------   ------------
                                                                          $       251   $        251
                                                                          ===========   ============


Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements. See accompanying notes to condensed consolidated financial statements.


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Inception
                                                 January 17, 1983       Three Months Ended             Six Months Ended
                                                 to June 30, 2002  June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                 ----------------  -------------  -------------  -------------  -------------

Net Sales                                        $             --  $          --    $        --  $          --  $          --
Cost of Goods Sold                                             --             --             --             --             --
                                                 ----------------  -------------  -------------  -------------  -------------
      Gross Profit                                             --             --             --             --             --

Costs and Expenses
      Bank Charges and Miscellaneous                        2,240            500              5            500              5
      Professional and Consulting Fees                     24,657             --             --             --             --
                                                 ----------------  -------------  -------------  -------------  -------------
                                                           26,897            500              5            500              5
                                                 ----------------  -------------  -------------  -------------  -------------

Net Loss                                         $        (26,897) $        (500) $          (5) $        (500) $          (5)
                                                 ================  =============  =============  ============== =============

Weighted Avereage Number of Shares Outstanding          8,364,975     27,600,000     27,600,000      27,600,000    27,600,000
                                                 ----------------  -------------  -------------  -------------  -------------

Loss Per Share     (A)                           $          (0.00) $       (0.00) $       (0.00) $       (0.00) $       (0.00)
                                                 ----------------  -------------  -------------  -------------  -------------

      (A) Loss per share less that $.01


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS

                                                                              Inception
                                                                             January 17, 1993            Three Months Ended
                                                                             to August 31,2002    June 30,2002    June 30, 2001
                                                                             -----------------    ------------    -------------
Cash flows from operating activities:
       Net loss                                                              $         (26,897)   $       (500)   $          (5)
       Adjustments to reconcile net loss to net cash used in operating activities
            Change in accrued expenses                                                      --          (1,668)              --
                                                                             -----------------    ------------    -------------
                         Net cash used for operating activities                        (26,897)         (2,168)              (5)
                                                                             -----------------    ------------    -------------
Cash flows from investing activities:
       Change in other assets                                                             (213)             --               --
                                                                             -----------------    ------------    -------------
                         Net cash used for investing activities                           (213)             --               --
                                                                             -----------------    ------------    -------------
Cash flows from financing activities:
       Loans from officer/shareholder, net of repayments                                 4,068           2,168             (300)
       Restricted common stock issued in payment of expenses                            22,867              --               --
       Issuance of restricted common stock in connection with merger
       agreement                                                                           213              --               --
                                                                             -----------------    ------------    -------------
                         Net cash provided by financing activities                      27,148           2,168             (300)
                                                                             -----------------    ------------    -------------
                NET INCREASE (DECREASE) IN CASH                                             38              --             (305)
       Cash at beginning of period                                                          --              38              343
                                                                             -----------------    ------------    -------------
       Cash at end of period                                                 $              38    $         38    $          38
                                                                             =================    ============    =============

                                                                                    Six Months Ended
                                                                             June 30, 2002   June 30, 2001
                                                                             -------------   -------------
 Cash flows from operating activities:
        Net loss                                                             $        (500)  $          (5)
        Adjustments to reconcile net loss to net cash used in operating activities
             Change in accrued expenses                                             (1,668)             --
                                                                             -------------   -------------
                          Net cash used for operating activities                    (2,168)             (5)
                                                                             -------------   -------------
 Cash flows from investing activities:
        Change in other assets                                                          --              --
                                                                             -------------   -------------
                          Net cash used for investing activities                        --              --
                                                                             -------------   -------------
 Cash flows from financing activities:
        Loans from officer/shareholder, net of repayments                            2,168            (300)
        Restricted common stock issued in payment of expenses                           --              --
        Issuance of restricted common stock in connection with merger
        agreement                                                                       --              --
                                                                             -------------   -------------
                          Net cash provided by financing activities                  2,168            (300)
                                                                             -------------   -------------
                 NET INCREASE (DECREASE) IN CASH                                        --            (305)
        Cash at beginning of period                                                     38             343
                                                                             -------------   -------------
        Cash at end of period                                                $          38   $          38
                                                                             =============   =============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements of Inamco International, Corp. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

    The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form - 10 registration statement, as amended, and as filed with the Securities and Exchange Commission ("SEC").

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

2. NET LOSS PER SHARE

    In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or "SAB") No. 98, basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

    Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration for the six months ended June 30, 2002, and the year ended December 31, 2001.


3. COMPREHENSIVE LOSS

    Comprehensive loss for all periods presented is the same as net loss.

4. DEFERRED STOCK COMPENSATION

    For the six months ended June 30, 2002 and the year ended December 31, 2001, in connection with advisory and consultation to second party firms, the Company recorded no deferred stock compensation.

5. NON-CASH PREFERRED STOCK CHARGE

    For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company recorded no sale of any forms of Preferred Stock.

6. CAPITAL PURCHASE OF COMMON STOCK BY A PRIVATELY HELD BUSINESS
    On October 26, 1999, the Company, which was previously known as Omni Assets, Inc. (a "non-operating" public shell), sold 22,273,890 of its common shares of stock to Inamco International Corp. (a privately held corporation). The acquisition was deemed to be a capital purchase, by privately held corporations, of the majority amount of common shares owned by Omni Assets, Inc. In January 2000, Omni then purchased the name of "Inamco International Corp.", and in

February 2000, the Company changed it name from "Omni Assets, Inc." to "Inamco International Corp.". The listing symbol was changed from "OMNA" to "IICO". The Company currently has a total number of shares outstanding equal to Twenty Seven Million Six Hundred Thousand (27,600,000).

The following table provides information pertaining to owners of more than five percent of any class of the Company's common stock.


-------------------------------------------------------------------------------------------------------------
             (1)                    (2)                                   (3)                      (4)
     Title of Class            Name and Address                    Amount and Nature           Percentage of
                               of Beneficial Owner                of Beneficial Owner             Ownership
-------------------------------------------------------------------------------------------------------------


     Common A                  Inamco Services Corp.*                  12,947,487                 46.91%
                                 801 Montrose Ave.
                            South Plainfield, NJ  07080

     Common A               Advanced Diagnostics Inc.*                 8,326,403                   30.17%
                                 801 Montrose Ave.
                            South Plainfield, NJ  07080

* It should be noted that Mr. Varges George is the sole shareholder and 100% owner of Inamco Services Corp., and Advanced Diagnostics Inc., as described above. Accordingly, Mr. George has direct control and ownership of 21,273,890 shares of common stock, which represents approximately 77.07% of the Company`s outstanding common shares.

SECURITY OWNERSHIP OF MANAGEMENT.

The following table provides information pertaining to shares beneficially owned by all directors and nominees.


-------------------------------------------------------------------------------------------------------------
             (1)                    (2)                                   (3)                      (4)
     Title of Class            Name and Address                    Amount and Nature           Percentage of
                               of Beneficial Owner                of Beneficial Owner             Ownership
-------------------------------------------------------------------------------------------------------------


     Common A                   Varges George*                     22,273,890                      3.62%
                             President/Secretary

     * It should be noted that Mr. Varges George is the sole shareholder of Inamco Services Corp., and Advanced Diagnostics Inc., as described herein. Accordingly, Mr. George has direct control of approximately 80.70% of Inamco International, Corp. outstanding common shares of stock. He owns 1,000,000 shares directly in his name.

 7. FOLLOW-ON OFFERING OF COMMON STOCK

     For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company has not recorded and/or performed any secondary or private offering sale of securities.

8. ACQUISITION

    For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company has not performed any acquisitions.

9. NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets ("FAS 141" and "FAS 142," respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Company`s "Financial Statements" included elsewhere in this Form 10-Q.

     At present, the Company has yet to commence any operations, and does not own any intellectual properties whatsoever. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No.7, and is a non-operating public shell, meaning it has not commenced full-scale operations and has insignificant assets and liabilities. Since its inception, the Company has not had any revenues or earnings, and all future business is hypothetical and predicated on the successful merger with an established pharmaceutical manufacturer. Critical Accounting Policies and Management Estimates

     It cannot be assured that the Company will have any accounting policies and/or management estimates, based off of actual business operations, in the foreseeable future. The initiation of these practices will only begin once a successful merger with an established pharmaceutical manufacturer has been had. However, the Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If the Company should merge with an existing pharmaceutical company, our accounting policies will include:

     Revenue Recognition. Our revenue recognition policies will be in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on the interpretations and practices developed by the Securities and Exchange Commission. Some of our future pharmaceutical manufacturing agreements may contain multiple elements, including "downstream milestones" and royalty obligations.

     If revenues are to occur from "milestones", cash flow is recognized when earned, as evidenced by written acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to, or before the milestone achievement. If both of these criteria are not met, the milestone payment can be recognized over the remaining minimum period of our performance obligations under the agreement. If upfront fees are to be negotiated in any future contracts, they can be recognized over a period of time relative to the services to be provided.

     Goodwill and Intangibles. Purchase accounting requires accounting estimates and judgments to allocate the purchase price of any future acquisition to the fair market value of the assets and liabilities purchased. Any future acquired technology can be amortized over its useful life. The estimated useful life can be determined based on an analysis, as of any acquisition date, of conditions in, and the economic outlook for, the pharmaceutical industries and the patent life of that specific technology. As with any intangible asset, we will evaluate the value of the technology and, if necessary, we will have a future write-down of the carrying value of the technology. If it should be determined that any technology has become impaired, that may accelerate the amortization of any technology if it should be deemed that its life has been shortened.

     Income Taxes. At present, the Company has yet to commence any operations, and does not own any intellectual properties whatsoever. Since its inception, the Company has not had any revenues or earnings however, it is contemplated that once business operations begin, we could record a valuation allowance, in order to reduce our deferred tax assets. More consideration on future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance will be had once a successful merger is completed.


     The above is not intended to be a comprehensive list of all or any of our present or future accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which is included in the Company`s Form 10, as amended, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Overview

     Inamco International Corp. ("Inamco", the "Company", "Registrant") was incorporated in Delaware on January 17, 1983 originally as Omni Assets, Inc. ("Omni). Omni, at the time of its inception, was established to operate as a financial consultant. Its clients were to be other companies that needed assistance in management, mergers and/or acquisitions, as well as the arrangement of funding by either the introduction into the private sector or by arranging Initial Public Offerings ("IPO") with investment banking concerns.

     In September of 1999, negotiations between Mr. Varges George, the president of Inamco Services Corp., and the Directors and majority shareholders of Omni began. All collaborations between the parties focused upon an entity, to be owned by Mr. George, successfully merging with Omni. There was also a mutual understanding between the parties that Royal Capital Corp. ("Royal"), a company to be retained, would serve as a consultant that would familiarize itself with the merger between the two companies.

     On October 26, 1999, Inamco International Corp., a Delaware Corporation being incorporated on the 18th day of October, 1999, and being principally owned by Mr. George, merged with Omni in a transaction solely for stock. Pursuant to the merger agreement, 1000 shares of Inamco International Corp., were exchanged for 22,712,500 shares of Omni. Once the merger was completed, Inamco International Corp., terminated its corporate existence and, in February of 2000, the name of Omni was changed to Inamco International Corp.

     In October of 1999, an agreement was entered into with Royal. This agreement paid Royal for consultation services connected with the merger of the two companies. In consideration for those services, Inamco agreed to pay 1,355,365 shares of its restricted common stock to Royal and/or it designees.

     In January of 2000, preliminary steps were taken in order to measure the feasibility of a merger and/or acquisition of Medicos Laboratories, Inc. ("Medicos") by Inamco. Medico, a company that is owned by Inamco`s president, Mr. Varges George (a description of which is located in another section of this Form-10), was deemed to be too much in its infancy stage to be a realistic merger candidate. It did not have all of its laboratory equipment, proper FDA and Good Manufacturing Procedures certification(s), and/or any revenue producing contractual agreements. It was recommended that any arrangements to merge the two companies be halted, until such a time, if any, that Medicos could become an operational pharmaceutical company.

     In February of 2000, the Company entered into a collaborative agreement with Royal, so that Royal could provide certain services to Inamco on a non-exclusive and best efforts basis. Royal contracted to familiarize itself with the business operations, prospects and management of Inamco and make certain recommendations in order to enhance the marketing of any future products. In consideration of the foregoing, Inamco immediately agreed to tender a total of 1,000,000 shares of its common stock to Royal and/or its designees.

     In March of 2000, Inamco began to compensate Royal, as per their contractual obligations. In the month of March, Inamco issued a total of 1,170,000 restricted common shares to Royal and/or their assigns.

     In May of 2000, Inamco continued their compensation to Royal with an additional issuance of 1,000,000 shares of restricted common stock to Royal and/or their assigns.

     In November of 2000, Inamco finalized the compensation to Royal with a final issuance of 185,365 shares of restricted common stock to Royal and/or their assigns.

     The Company began to initiate certain internal business procedures by retaining the services of a lawyer and the consulting services of an investment banker. The Company agreed to issue 25,000 and 68,245 shares of restricted common stock, respectably, to each. For legal services rendered, shares were issued in May of 2000, and in November of 2000 shares were issued for consultation services (descriptions of which can be found in the Company`s Form-10, as amended).

     To date, the ability to achieve and identify certain goals or objectives has been dependent upon many factors, some of which are out of the Company`s control. The ability of the Company to merge with an operating pharmaceutical company will depend upon many factors, including the identification of a proper merger candidate, the size of any future collaborations, the success rate of future marketing strategies, and general and industry-specific economic conditions which may affect any and all future business expenditures. As a consequence, the likelihood of the Company to produce any revenues in the future is dependent solely on a merger and/or acquisition, the success of which may never be achieved.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

    None. For the three months ended June 30, 2002 and the year ended December 31, 2001, the Company has had no revenue.

Research and Development

    None. For the three months ended June 30, 2002 and the year ended December 31, 2001, the Company has performed no research and development whatsoever.

General and Administrative

    General and administrative expenses are minimal, and for the quarter ended June 30, 2002 have totaled $500, and $5 same quarter ended June 30, 2001. General and administrative expenses consist primarily of supporting administration of a public company and some professional fees. We expect that our general and administrative expenses will increase substantially once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    None. For the three months ended June 30, 2002 and 2001, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

    None. For the three months ended June 30, 2002 and the year ended December 31, 2001, the Company has had no other income.


SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

    None. For the six months ended June 30, 2002 and 2001, the Company has had no revenue.

Research and Development

    None. For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company has performed no research and development whatsoever.

General and Administrative

    General and administrative expenses are minimal, and for the quarter ended June 30, 2002 have totaled $500, which is equal to the same quarter ended June 30, 2001. General and administrative expenses consist primarily of supporting the needs of a public company and some professional fees. We expect that our general and administrative expenses will increase once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    None. For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

    None. For the six months ended June 30, 2002 and 2001, the Company has had no other income.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we have accumulated a deficit of $26,897. Our accumulated deficit is the result of expenses incurred in connection with the acquisition of the Company and general and administrative expenses. To date, we have funded our operations solely through "seed capital" obtained through loans from the majority shareholder and president of the Company, Mr. Varges George.

    As of June 30, 2002, we had $38 in cash and cash equivalents compared to $38 in cash and cash equivalents as of December 31, 2001.

    Net cash provided by Mr. George Varges was approximately $2,168 during the six months ended June 30, 2002 compared to net cash used for general and administrative expenses of approximately $ 2,192 during the same period last year.


Our Company has had no business and/or operating history, and the success of the Company depends, in part, upon the successful performance of the president and chief operating officer, Mr. Varges George. The Company will continue to seek out acquisition candidates, but there can be no assurances that the Company will ever have any revenues or be profitable or achieve positive cash flow from operations.

     However, based on certain preliminary negotiations and our current internal business plan, we expect a merger and/or acquisition to occur by mid 2003. While we believe that our current capital contributions will be sufficient to meet certain capital requirements for at least the next two years, we cannot assure that we will not require additional financing before such time. Our funding requirements may change at any time due to fees associated with our acquisition negotiations as well as costs required to complete such tasks. Our future capital requirements will also depend on numerous other factors, including scientific progress, additional personnel costs, progress in drug testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing certain applications. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our developmental efforts.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relate primarily to only our cash. The Company is not exposed to any market risk due to the fact that it does not own any risk sensitive instruments, and as a developmental stage company, our cash and investment policy emphasizes liquidity and preservation of principal for the future growth of the Company.


PART II. OTHER INFORMATION

None.


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None.


     (b)  Reports on Form 8-K Change of accounting firm dated 12/15/02.




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INAMCO INTERNATIONAL, CORP.

Dated: February 12, 2003                  By:          /s/ VARGES GEORGE
                                              ---------------------------------
                                                       Name: Varges George
                                                    Title: President and Chief
                                                        Executive Officer