Form 10QSB
period 2002-08-30
INAMCO INTERNATIONAL CORP
filed 2003-03-10
CIK 1114959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM            TO
                                                ------------  ---------------.

                         COMMISSION FILE NUMBER 0-49824

                           INAMCO INTERNATIONAL, CORP.

        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                              72-1359595
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  801 MONTROSE AVE., SOUTH PLAINFIELD, NJ                 07080
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

          COMMON STOCK, $0.00001
               PAR VALUE                            27,600,000 SHARES
       ---------------------------        ------------------------------------
                 Class                    Outstanding as of September 30, 2002

                           INAMCO INTERNATIONAL, CORP.
                                      INDEX

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                  ------
                                      PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)                                                     3
               Condensed Balance Sheets--As of September 30, 2002                                   3
               and December 31, 2001
               Condensed Statements of Operations--Three and Nine Month Periods Ended September     4
               30, 2002 and 2001
               Condensed Statements of Cash Flows--Three and  Nine Month Periods Ended              5
               September 30, 2002 and 2001
               Notes to Condensed Financial Statements                                              6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of           8
               Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          12

                                        PART II. OTHER INFORMATION
Item 2.        Changes in Securities and Use of Proceeds                                           12
Item 6.        Exhibits and Reports on Form 8-K                                                    12
Signatures                                                                                         13

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 CONDENSED BALANCE SHEETS

                                                                          September 30, December 31,
                                                                             2002          2001
                                                                          -----------   ------------
                                                                          (Unaudited)
ASSETS
     Current Assets
           Cash                                                           $        14   $         38
                                                                          -----------   ------------
                 Total Current Assets                                              14             38
     Other Assets                                                                 213            213
                                                                          -----------   ------------
                 Total Assets                                             $       227   $        227
                                                                          ===========   ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
     Current Liabilities
           Accounts payable and accrued expenses                          $        16   $      1,668
                                                                          -----------   ------------
                 Total Current Liabilities                                         16          1,668
     Due to Officer/Shareholder                                                 4,068          1,900
                                                                          -----------   ------------
                 Total Liabilities                                              4,084          3,568

STOCKHOLDERS' DEFICIENCY
     Common Stock, $.00001 par value
           Authorized: 50,000,000 shares
           Issued and Outstanding: 27,600,000                                     276            276
     Additional paid-in capital                                                22,804         22,804
     Deficit Accumulated in the Development Stage                             (26,937)       (26,397)
                                                                          -----------   ------------
                 Total Shareholders' Deficiency                                (3,857)        (3,317)
                                                                          -----------   ------------
                                                                          $       251   $        251
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


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Inception
                                                 January 17, 1983           Three Months Ended       Nine Months Ended
                                                 to September 30,   September 30, September 30,  September 30,   September 30,
                                                       2002              2002        2001             2002          2001
                                                 ----------------  -------------  -------------  -------------  -------------

Net Sales                                        $             --  $          --    $        --  $          --  $          --
Cost of Goods Sold                                             --             --             --             --             --
                                                 ----------------  -------------  -------------  -------------  -------------
      Gross Profit                                             --             --             --             --             --

Costs and Expenses
      Bank Charges and Miscellaneous                        2,269             39             --            539              5
      Professional and Consulting Fees                     24,668             --             --             --             --
                                                 ----------------  -------------  -------------  -------------  -------------
                                                           26,937             39             --            539              5
                                                 ----------------  -------------  -------------  -------------  -------------

Net Loss                                         $        (26,937) $         (39) $          --  $        (539) $          (5)
                                                 ================  =============  =============  =============  =============

Weighted Avereage Number of Shares Outstanding          8,364,975     27,600,000     27,600,000     27,600,000     27,600,000
                                                 ----------------  -------------  -------------  -------------  -------------

Loss Per Share     (A)                           $          (0.00) $       (0.00) $          --  $       (0.00) $       (0.00)
                                                 ----------------  -------------  -------------  -------------  -------------

      (A) Loss per share less that $.01




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS



                                                                            Inception
                                                                          January 17, 1993            Three Months Ended
                                                                        to September 31,2002   September 30,2002 September 30, 2001
                                                                        --------------------   ----------------- ------------------
Cash flows from operating activities:
       Net loss                                                         $            (26,937)  $            (539) $              --
       Adjustments to reconcile net loss to net cash used in operating activities
            Change in accrued expenses                                                    --              (1,653)                --
                                                                        --------------------   -----------------  -----------------
                         Net cash used for operating activities                      (26,937)             (2,192)                --
                                                                        --------------------   -----------------  -----------------
Cash flows from investing activities:
       Change in other assets                                                           (213)                 --                 --
                                                                        --------------------   -----------------  -----------------
                         Net cash used for investing activities                         (213)                 --                 --
                                                                        --------------------   -----------------  -----------------
Cash flows from financing activities:
       Loans from officer/shareholder, net of repayments                               4,068               2,168               (300)
       Restricted common stock issued in payment of expenses                          22,867                  --                 --
       Issuance of restricted common stock in connection with merger
       agreement                                                                         213                  --                 --
                                                                        --------------------   -----------------  -----------------
                         Net cash provided by financing activities                    27,148               2,168               (300)
                                                                        --------------------   -----------------  -----------------
                NET INCREASE (DECREASE) IN CASH                                           (2)                (24)              (300)
       Cash at beginning of period                                                        --                  38                343
                                                                        --------------------   -----------------  -----------------
       Cash at end of period                                            $                 (2)  $              14  $              43
                                                                        ====================   =================  =================

                                                                                       Nine Months Ended
                                                                         Septenber 30, 2002    September 30, 2001
                                                                        --------------------   ------------------
 Cash flows from operating activities:
        Net loss                                                        $               (539)  $               (5)
        Adjustments to reconcile net loss to net cash used in operating activities
             Change in accrued expenses                                               (1,653)                  --
                                                                        --------------------   ------------------
                          Net cash used for operating activities                      (2,192)                  (5)
                                                                        --------------------   ------------------
 Cash flows from investing activities:
        Change in other assets                                                            --                   --
                                                                        --------------------   ------------------
                          Net cash used for investing activities                          --                   --
                                                                        --------------------   ------------------
 Cash flows from financing activities:
        Loans from officer/shareholder, net of repayments                              2,168                 (300)
        Restricted common stock issued in payment of expenses                             --                   --
        Issuance of restricted common stock in connection with merger
        agreement                                                                         --                   --
                                                                        --------------------   ------------------
                          Net cash provided by financing activities                    2,168                 (300)
                                                                        --------------------   ------------------
                 NET INCREASE (DECREASE) IN CASH                                          24                 (305)
        Cash at beginning of period                                                       38                  343
                                                                        --------------------   ------------------
        Cash at end of period                                           $                 14   $               38
                                                                        ====================   ==================


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

    Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration for the nine months ended September 30, 2002, and the year ended December 31, 2001.

3. COMPREHENSIVE LOSS

    Comprehensive loss for all periods presented is the same as net loss.

4. DEFERRED STOCK COMPENSATION

    For the nine months ended September 30, 2002 and the year ended December 31, 2001, in connection with advisory and consultation to second party firms, the Company recorded no deferred stock compensation.

5. NON-CASH PREFERRED STOCK CHARGE

    For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company recorded no sale of any forms of Preferred Stock.

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

 7. FOLLOW-ON OFFERING OF COMMON STOCK

    For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company has not recorded and/or performed any secondary or private offering sale of securities.

8. ACQUISITION

    For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company has not performed any acquisitions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         You should read the following discussion and analysis in conjunction with the Company's "Financial Statements" included elsewhere in this Form 10-Q.

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


    The above is not intended to be a comprehensive list of all or any of our present or future accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which is included in the Company's Form 10, as amended, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

    In January of 2000, preliminary steps were taken in order to measure the feasibility of a merger and/or acquisition of Medicos Laboratories, Inc. ("Medicos") by Inamco. Medico, a company that is owned by Inamco's president, Mr. Varges George (a description of which is located in another section of this Form-10), was deemed to be too much in its infancy stage to be a realistic merger candidate. It did not have all of its laboratory equipment, proper FDA and Good Manufacturing Procedures certification(s), and/or any revenue producing contractual agreements. It was recommended that any arrangements to merge the two companies be halted, until such a time, if any, that Medicos could become an operational pharmaceutical company.

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

    The Company began to initiate certain internal business procedures by retaining the services of a lawyer and the consulting services of an investment banker. The Company agreed to issue 25,000 and 68,245 shares of restricted common stock, respectably, to each. For legal services rendered, shares were issued in May of 2000, and in November of 2000 shares were issued for consultation services (descriptions of which can be found in the Company's Form-10, as amended).

    To date, the ability to achieve and identify certain goals or objectives has been dependent upon many factors, some of which are out of the Company's control. The ability of the Company to merge with an operating pharmaceutical company will depend upon many factors, including the identification of a proper merger candidate, the size of any future collaborations, the success rate of future marketing strategies, and general and industry-specific economic conditions which may affect any and all future business expenditures. As a consequence, the likelihood of the Company to produce any revenues in the future is dependent solely on a merger and/or acquisition, the success of which may never be achieved.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

    None. For the three months ended September 30, 2002 and the year ended December 31, 2001, the Company has had no revenue.

Research and Development

    None. For the three months ended September 30, 2002 and the year ended December 31, 2001, the Company has performed no research and development whatsoever.

General and Administrative

    General and administrative expenses are minimal, and for the quarter ended September 30, 2002 have totaled $39, and $NIL for the same quarter ended September 30, 2001. General and administrative expenses consist primarily of supporting administration of a public company and some professional fees. We expect that our general and administrative expenses will increase substantially once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    None. For the three months ended September 30, 2002 and 2001, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

    None. For the three months ended September 30, 2002 and the year ended December 31, 2001, the Company has had no other income.


NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

    None. For the nine months ended September 30, 2002 and 2001, the Company has had no revenue.

Research and Development

    None. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company has performed no research and development whatsoever.

General and Administrative

    General and administrative expenses are minimal, and for the nine months ended September 30, 2002 have totaled $539, compared to $5 the same nine months ended September 30, 2001. General and administrative expenses consist primarily of supporting the needs of a public company and some professional fees. We expect that our general and administrative expenses will increase once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    None. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

    None. For the nine months ended September 30, 2002 and 2001, the Company has had no other income.



LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2002, we have accumulated a deficit of $26,897. Our accumulated deficit is the result of expenses incurred in connection with the acquisition of the Company and general and administrative expenses. To date, we have funded our operations solely through "seed capital" obtained through loans from the majority shareholder and president of the Company, Mr. Varges George.

    As of September 30, 2002, we had $38 in cash and cash equivalents compared to $38 in cash and cash equivalents as of December 31, 2001.

    Net cash provided by Mr. George Varges was approximately $2,168 during the nine months ended September 30, 2002 compared to net cash used for operations of approximately $2,192 during the same period last year.


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

Dated: March 6, 2003                      By:          /s/ VARGES GEORGE
                                             ----------------------------------
                                                       Name: Varges George
                                                    Title: President and Chief
                                                        Executive Officer