Form 10KSB
period 2002-12-31
INAMCO INTERNATIONAL CORP
filed 2003-04-15
CIK 1114959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-49824

                           INAMCO INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       72-1359595
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 801 MONTROSE AVE., SOUTH PLAINFIELD, NJ                       07080
 (Address of principal executive offices)                   (Zip Code)

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

                                                     Yes |X|    No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $276,000 as of March 31, 2003, based upon the closing price of the Common Stock as reported on the Nasdaq Stock Market Pink Sheets on such date. For purposes of this calculation, shares of Common Stock held by directors and officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been included. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of March 31, 2003 there were 27,600,000 shares of the registrant's Common Stock outstanding.

                           INAMCO INTERNATIONAL CORP.

                                      INDEX
NO.                                                                                                   PAGE
---                                                                                                   ----

Item 1.         Business                                                                                 1
Item 2.         Properties                                                                               9
Item 3.         Legal Proceedings                                                                        9
Item 4.         Submissions of Matters to a Vote of Security Holders                                     9

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters                9
Item 6.         Selected Financial Data                                                                 10
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of              10
                Operations
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                              15
Item 8.         Financial Statements and Supplementary Data                                             15
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial               16
                Disclosure
Item 10.        Directors and Executive Officers of the Registrant                                      16
Item 11.        Executive Compensation                                                                  16
Item 12.        Security Ownership of Certain Beneficial Owners and Management                          16
Item 13.        Certain Relationships and Related Transactions                                          16

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                         16


               INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10k includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward looking statements include statements about our strategy and goals referred to in this Annual Report, and other statements that are not historical facts, including statements which are preceded by the words "intends," "will," "plans," "expects," "anticipates," "estimates," "aims," and "believes" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from Inamco's expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward looking statements include, but are not limited to, the following: the ability to complete a merger and/or acquisition, if at all, within a reasonable time period; future quarterly or annual financial results; the timing, success and cost of generic pharmaceutical manufacturing research, out-licensing endeavors and pharmaceutical stability testing; and receipt of additional milestone payments, if any, from collaborators. Additional risk factors that could cause actual results to differ materially from those in Inamco's forward looking statements are disclosed in Inamco's SEC reports, including, but not limited to, Inamco's registration statement filed May 22, 2002 on Form 10k, as amended, its most recent quarterly report on Form 10k-Q and its most recent annual report on Form 10k.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Inamco International Corp. ("Inamco", the "Company", "Registrant") was incorporated in Delaware on January 17, 1993 originally as Omni Assets, Inc. ("Omni). Omni, at the time of its inception, was established to operate as a financial consulting firm. Its clients were to be other companies that needed assistance in management and mergers and/or acquisitions. Certain corporate clientele would also need aid in the raising of capital by either the introduction into the private sector or by the arrangement of certain kinds of public offerings.

        On October 26, 1999, Inamco International Corp., a Delaware Corporation, being incorporated on the 18th day of October, 1999, merged with Omni in a transaction solely for stock. Pursuant to the merger agreement, 1000 shares of Inamco were exchanged for 22,712,500 shares of Omni. Once the merger was completed, Inamco terminated its corporate existence and, in February of 2000, the name of Omni Assets, Inc., was changed to Inamco International Corp.

        The Company is a developmental stage corporation as defined in Financial Accounting Standards Board Statement No.7, and is a non-operating public shell, meaning it has not commenced full-scale operations and has insignificant assets and liabilities. Since its inception, the Company has not had any revenues or earnings, and the future success of the Company is dependent on obtaining a viable business opportunity and/or merger candidate.

        The Company's President and Chief Executive Officer, Mr. Varges George, has orchestrated the general development of the Company's business since October of 1999. Although the Company has yet to commence full-scale operations, its primary focus has been to complete a future acquisition of an ongoing pharmaceutical concern. It should be noted that Mr. George is also the president and sole shareholder of Inamco Services Corp., a management company that owns and operates two separate and wholly owned subsidiary companies: Medicos Laboratories, Inc. and Advanced Diagnostics, Inc. (descriptions of which are located elsewhere in this Form 10kk).

        An earlier objective of the Company was to acquire Medicos Laboratories, Inc. ("Medicos"), a company dedicated to the manufacture of quality pharmaceuticals. An acquisition has not occurred, for the fact that Medicos needed to complete certain business activities, including but not being limited to, final construction of a lab area, and obtaining proper approvals and licenses from the Food and Drug Administration (the "FDA"). The Company anticipates that an acquisition of Medicos could be consummated by the end of the third quarter of 2003, however there are certain risks, as explained in other sections of this Form 10kk, associated to merging the Company and Medicos, which could curtail and/or suspend any acquisition contemplated.

        At present, the Company has never had any subsidiaries, and is currently not the subject of, or engaged in, any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation, or any acquisition or disposition of any material amount of assets to or from the Company. The Company's common stock presently trades on the over-the-counter pink sheets under the symbol IICO.PK


PLAN OF OPERATION

        The information required by this section calls for a report on each segment, as defined by generally accepted accounting principals, revenues from external customers, a measure of profit or loss and total assets, as described by Regulation S-K (Subpart 229.101). The Company must report this information for each of the last three fiscal years or for as long as it has been in business, whichever period is shorter. The information provided for this section does conform with generally accepted accounting principals and is included in, and can be crossed referenced to our audited financial statements.

        At present, the Company has yet to commence any operations, and does not own any intellectual properties whatsoever. All future business is hypothetical and predicated on the successful merger with an established pharmaceutical manufacturer.

        The proper candidate will be an established pharmaceutical company that presently manufactures and distributes certain generic over-the-counter ("OTC") drugs. The candidate will need to have the ability to manufacture generic drugs whose equivalents are Actifed(R), Allerest(R), Anacin(R), Co-Tylenol(R), Exlax(R), Sudafed(R), and NightQuil(R). The candidate will also be in the position to produce other OTC drugs and/or "grand-fathered" prescription medications.

        Generic pharmaceuticals, as a whole, have the same chemical and therapeutic properties as their brand-named counterparts. Although typically less expensive, they are required to meet the same governmental standards as the brand-named drug, and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired.

        Once a merger and/or acquisition has been consummated, Inamco will be in a position to sell its products to distributors (both domestic and international), hospitals, and large buying groups. The Food and Drug Administration ("FDA") oversees the manufacture of both brand-name and generic pharmaceuticals, and the production of these drugs is usually subject to:

         (1) An approved New Drug Application ("NDA") which allows the medication to state both its safety and effectiveness;
         (2) Marketed under an NDA for safety only; (3) Marketed without an NDA; or
         (4)      Marketed pursuant to over-the-counter monograph regulations.

        For generic pharmaceuticals being manufactured for both safety and effectiveness, prior to marketing, these drugs must undergo and pass an Abbreviated New Drug Application ("ANDA"). The Company realizes that in order to get approval from the FDA via an ANDA, all drug product applications will need to include: data relating to product formulation, raw material suppliers, stability information, manufacturing techniques, packaging, labeling, and quality control information. Those drugs subject to an ANDA under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") must also contain bio-equivalency data. Generics can also be marketed by adhering to FDA enforcement policies, or be subject to an over-the-counter drug review monograph process. At present, Inamco has not prepared or submitted any ANDA applications; it is contemplated however that certain applications may be submitted based on certain drugs that Inamco may manufacture once a merger is consummated.

        If a successful merger and acquisition is consummated, the Company will be immediately subject to the following applicable regulations with respect to all pharmaceuticals to be manufactured:

         o Comply with Standard Operating Procedures and Good Manufacturing Practices which include: o The development of a drug formulation that matches the Brand product that is to be reproduced (i.e. assay, content uniformity, dissolution profiles, and stability)
         o The manufacture of a pilot batch that will equal 1/10 the size of the actual production batch
         o Test and validate both the manufacture process and the drug potency of the pilot batch
         o Generate stability data covering a 3 month time frame in which a portion of the pilot batch will be subjected to a constant temperature of 40 degrees centigrade and 75% relative humidity
                  o Generate stability data covering a long-term time frame (12 months) in which a portion of the pilot batch will be subjected to a constant temperature of 25 degrees centigrade and a 60% relative humidity
         o Upon successful stability studies for the 3 month time frame, the product is ready for mass production and marketing
         o The manufacture of 3 production sized batches in which the manufacture process as well as drug potency will be tested and validated
         o Prepare and submit final documentation to State Formulary committees, to obtain an approval from each State so that the product may be reimbursed through insurance companies and Medicaid.

        Inamco will have also identified many different sourcing chemical companies where raw materials will be purchased in bulk for the manufacture of its generic pharmaceuticals. All raw chemicals needed are readily available; however, it will be the Company's intention to always be conscious of pricing, for certain chemical companies will give discounts when buying in bulk and placing continual orders. Inamco will benefit from the fact that the pharmaceutical industry is non-cyclical and the need for quality OTC drugs is always present. At present, Inamco has not identified any sourcing chemical companies where raw materials could be purchased however; the Company will begin the process once a merger is consummated with a suitable candidate company.

        A proper merger candidate will also have its good manufacturing procedures ("GMP") certification issued by the FDA. This certification will then allow Inamco to produce a complete retail line of OTC pharmaceuticals for immediate sale to its future clientele. Coinciding with the expected revenues generated, Inamco will also submit several different ANDA applications to the FDA, so that it may manufacture certain prescription medication and add considerable profit potential to its entire pharmaceutical operation. At present, Inamco has no clientele or business operations and will rely on a merger in order to generate future business, as well as a client list of wholesalers and distributors.

        It will be Inamco's future intention not to have a single customer or group of customers comprising more than 20% of its revenue stream. The Company will continue to add to its client base by tendering offers through certain buying groups, municipalities, government agencies, and hospital and retail distributors. This will ensure enough of a customer base, so that the loss of any one client will not significantly affect the Company's revenue stream.

        Since the Company has yet to begin any operations, it has no backlogged orders or government contracts subject to renegotiation or termination. At present the Company has no competition as well. It is contemplated, however that if a merger and acquisition is successful, the Company will have competition with other manufacturers of generic pharmaceuticals. These competitors will probably have substantially greater capital resources than Inamco, as well as seasoned sales and marketing teams in place. It is the Company's belief that its primary competition will come from Alpharma, Inc., Barr Laboratories, Inc., and Geneva Pharmaceuticals, Inc., for these companies are generic pharmaceutical manufacturers.

        Inamco has not spent any monies on company-sponsored research and development activities, and there are no plans to do so in the foreseeable future. Once a merger and acquisition is consummated, the Company will be in compliance with all federal, state and local provisions with respect to the manufacture of generic pharmaceuticals. The FDA will oversee and enforce compliance for good manufacturing practices, and the Company's facility will be located in a properly zoned manufacturing area.


EMPLOYEES

         As of February 1, 2003, we had one employee, Mr. Varges George, who acts as the Company's sole executive. Mr. George is not covered by any present collective bargaining agreement(s). His relationship with the Company is good.


OUR STRATEGY

        The Company's immediate goal is to merge and/or acquire an existing pharmaceutical manufacturing company. The Company has identified certain pharmaceutical companies with the anticipation that initial negotiations to acquire those concerns could begin. The Company cannot however state that any merger activity, including, but not being limited to, negotiations, will be productive.

COMPETITION

        At present the Company has no competition. It is contemplated, however that if a merger and acquisition is successful, the Company will have competition from other manufacturers of generic pharmaceuticals. Several of these competitors will probable have substantially greater product development capabilities and financial, scientific and marketing resources than we do. As a result, they may be able to adapt more readily to technological advances than we can, or to devote greater resources than we can to the research, development, marketing and promotion of generic pharmaceuticals. Our future success will depend on our ability to maintain a competitive position. The pharmaceutical manufacturing industry is undergoing rapid and significant change and we may not be able to compete successfully with newly emerging technologies. Several of our future competitors will probably have substantially greater capital resources than Inamco, as well as seasoned sales and marketing teams in place.


It would not be unlikely for Inamco, in the future, to rely on collaborators for support of developmental programs and for those collaborators to rely on Inamco to manufacture and market certain generic pharmaceuticals. These collaborators may be manufacturing generic pharmaceuticals themselves, which may negatively impact the development of certain drugs, which are subject to our agreements. Generally, any agreement with a collaborator will preclude them from pursuing manufacturing efforts in one or more areas of interest in which Inamco may have internal manufacturing efforts ongoing.

GOVERNMENT REGULATION

        Inamco's generic pharmaceutical manufacturing activities are subject to the laws and regulations of governmental authorities in the United States and other countries in which these products may be marketed. Specifically, in the United States, the Food and Drug Administration ("FDA") and comparable regulatory agencies in state and local jurisdictions impose substantial requirements on the manufacture and marketing of generic pharmaceuticals, including the testing of these drugs to establish the safety and effectiveness of the products. Inamco's future drug products will require regulatory approval before commercialization. Governments in other countries have similar requirements for testing, approval and marketing. In the United States, in addition to meeting FDA regulations, we are also subject to other federal, state and local environmental and safety laws and regulations.

As explained in other sections of this Form 10kk, once a merger and/or acquisition has been consummated, Inamco will be in a position to sell its products to distributors (both domestic and international), hospitals, and large buying groups. The FDA oversees the manufacture of both brand-name and generic pharmaceuticals, and the production of these drugs is usually subject to:

         (1) An approved New Drug Application ("NDA") which allows the medication to state both its safety and effectiveness;
         (2) Marketed under an NDA for safety only; (3) Marketed without an NDA; or
         (4)      Marketed pursuant to over-the-counter monograph regulations.

        For generic pharmaceuticals being manufactured for both safety and effectiveness, prior to marketing, these drugs must undergo and pass an Abbreviated New Drug Application ("ANDA"). The Company realizes that in order to get approval from the FDA via an ANDA, all drug product applications will need to include: data relating to product formulation, raw material suppliers, stability information, manufacturing techniques, packaging, labeling, and quality control information. Those drugs subject to an ANDA under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") must also contain bio-equivalency data. Generics can also be marketed by adhering to FDA enforcement policies, or be subject to an over-the-counter drug review monograph process. At present, Inamco has not prepared or submitted any ANDA applications; it is contemplated however that certain applications may be submitted based on certain drugs that Inamco may manufacture once a merger is consummated.

        If a successful merger and acquisition is consummated, the Company will be immediately subject to the following applicable regulations with respect to all pharmaceuticals to be manufactured:

         o Comply with Standard Operating Procedures and Good Manufacturing Practices which include:
         o The development of a drug formulation that matches the Brand product that is to be reproduced (i.e. assay, content uniformity, dissolution profiles, and stability)
         o The manufacture of a pilot batch that will equal 1/10 the size of the actual production batch
         o Test and validate both the manufacture process and the drug potency of the pilot batch
         o Generate stability data covering a 3 month time frame in which a portion of the pilot batch will be subjected to a constant temperature of 40 degrees centigrade and 75% relative humidity
         o Generate stability data covering a long-term time frame (12 months) in which a portion of the pilot batch will be subjected to a constant temperature of 25 degrees centigrade and a 60% relative humidity
         o Upon successful stability studies for the 3 month time frame, the product is ready for mass production and marketing
         o The manufacture of 3 production sized batches in which the manufacture process as well as drug potency will be tested and validated
         o Prepare and submit final documentation to State Formulary committees, to obtain an approval from each State so that the product may be reimbursed through insurance companies and Medicaid.

        The Generic Drug Enforcement Act of 1992. Which was amended to the FDC Act, gives the FDA six ways to penalize any entity that engages in wrongdoing with respect to the development and/or manufacture of a generic drug, or the purposefully faulty submission of an ANDA, which include, but are not limited to:

         1) Permanently or temporarily prohibit alleged wrongdoers from submitting or assisting in the submission of an ANDA;
         2) Temporarily deny approval of, or suspend applications to market particular generic drugs;
         3) Suspend the distribution of all drugs approved or developed pursuant to an invalid ANDA;
         4)       Withdraw approval of an ANDA;
         5)       Seek civil penalties; and/or
         6) Significantly delay the approval of any pending ANDA from the same party.

        At present, the Company has never been the subject of any enforcement action by the FDA (and/or otherwise), and it is the intention of the Company to acquire a pharmaceutical entity that itself has had no previous problems with the FDA. There can be no assurances, however, that restrictions and/or fines will not be imposed on Inamco in the future.

        In addition to regulations enforced by the FDA, the Company will also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations. Our manufacturing programs involve the controlled use of hazardous materials, chemicals, and biological materials. Although we believe that our safety procedures for handling and disposing of such materials will comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and the extent of that liability could exceed our resources.

RESEARCH

        The Company has had no research or developmental activities to date.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

        The Company has had no operations to date that would allow for compliance to environmental regulations, however we believe that in the event of acquiring a pharmaceutical manufacturing company, any future operations will comply in all material respects with applicable environmental laws and regulations.

SOURCES AND AVAILABILITY OF RAW MATERIALS

       At present, Inamco has not identified any sourcing chemical companies where raw materials could be purchased however; the Company will begin the process once a merger is consummated with a suitable candidate company. Once an acquisition has been completed, the Company would purchase raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect. Inamco will have also identified many different sourcing chemical companies where raw materials could be purchased in bulk for the manufacture of its generic pharmaceuticals. All raw chemicals needed are readily available; however, it will be the Company's intention to always be conscious of pricing, for certain chemical companies will give discounts when buying in bulk and placing continual orders.

RISK FACTORS

RISK THAT WE HAVE A HISTORY OF LOSSES AND NO OPERATING HISTORY.

        We were formed in January 1993 and merged with a company, solely for stock in October 1999. We had losses of $9,226 for the year ended December 31, 2002. Through December 31, 2002, we had an accumulated deficit of $35,624. Our losses have resulted from general and administrative expenses associated with the growth and requirements of a publicly traded company. We will continue to experience operating losses, until such time that an acquisition could be completed and revenues generated are such, that the Company might be able to produce profitability. Even in the event of an acquisition, the Company may never achieve sustained profitability and may have to discontinue operations. RISKS INHERENT IN A DEVELOPMENT STAGE COMPANY.

        The Company was incorporated in Delaware on January 17, 1993 originally as Omni Assets, Inc. On October 26, 1999, Inamco International Corp., a Delaware Corporation being incorporated on the 18th day of October 1999, merged with Omni in a transaction solely for stock. In February of 2000, the name of Omni was changed to Inamco International Corp. Since the Company's inception, it has been engaged almost exclusively in organizational activities and has just recently begun the search for a pharmaceutical merger candidate, so that it may enter into the generic pharmaceutical manufacturing arena. Accordingly, as a transitional development stage company, the Company has had no operating history upon which an evaluation of the Company's prospects can be determined. Consequently, the likelihood of success of the Company must be considered in view of all of the risks, expenses and delays inherent in the establishment of a new business, including, but not being limited to, expenses and delays of an ongoing business that has commenced, slower than anticipated manufacturing and marketing activities, the uncertainty of market assimilation of the Company's product and other unforeseen factors.

RISKS RELATING TO A MERGER.

        It must noted that the Company has not identified a suitable merger candidate to date, and no assurance can be made that a candidate will ever be found. Accordingly, the likelihood that the Company may merge with an ongoing pharmaceutical company must be considered in view of all of the risks, expenses and delays inherent to a merger, including, but not being limited to, expenses, agreements and delays of merging one business with another, due diligence compilation, shareholder approval, regulatory approval, legal and accounting reviews, and any other unforeseen factors that are to effect the Company's ability to merge with a pharmaceutical concern.

RISK OF BEING DEPENDENT UPON KEY PERSONNEL.


        The success of the Company depends, in part, upon the successful performance of its president and secretary, Mr. Varges George. The Company had entered into a one year comprehensive employment contract with Mr. George dated October 27, 1999. The contract engaged Mr. George to provide exclusive services to the Company for one million shares of Inamco stock (a copy of the Agreement is attached hereto). If a merger is consummated, the Company intends to employ additional qualified executives, employees and consultants having significant experience delivering the business expertise needed. In the interim, if Mr. George should fail to perform any of the duties undertaken by him for any reason whatsoever, the ability of the Company to find a merger candidate so that the Company may begin to manufacture, market and distribute pharmaceutical products, could be adversely affected. The Company may seek in the future to secure and maintain key man insurance on Mr. George; there is no assurance, however, that such insurance will in fact be obtained. Moreover, the Company believes there are available qualified managerial and other personnel in sufficient numbers to properly staff the facilities and offices of the Company, but there can be no assurance that the Company will be able to attract sufficient qualified personnel.

RISK OF NEEDING ADDITIONAL CAPITAL IN THE FUTURE TO SUFFICIENTLY FUND OPERATIONS ON TERMS THAT MAY NOT BE FAVORABLE.

        We have consumed substantial amounts of capital to date and we expect to increase our operating expenses over the next several years. We also expect that any merger activities will consume significant amounts of capital. Based upon our anticipated activities, we believe that our current funds will be insufficient to support any operating plans. We will need additional financing. Financing may not be available or may not be available on terms favorable to us.

To the extent that we raise any funds through means available to us, we may be required to relinquish some rights or technologies on terms that are unfavorable to us. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to any shareholders rights. If adequate funds are not available, we will not be able to continue our development.

RISK OF ENGAGING IN FUTURE STRATEGIC TRANSACTIONS THAT COULD HARM THE BUSINESS.

        From time to time we may consider strategic transactions after any possible merger and/or acquisition. These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure any shareholder that any such transactions will be consummated on favorable terms or at all or will not harm our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges or disrupt our management or business, which could harm our business and financial results.


RISK OF A POTENTIAL CONFLICT OF INTEREST OF THE COMPANY'S PRESIDENT.


         Mr. Varges George is currently the president; and majority shareholder of Inamco Services Corp. which is totally independent from, and should not be confused with Inamco International Corp. This management company owns and operates two separate and wholly owned subsidiary companies, one of which is a generic pharmaceutical manufacturer, Medicos Laboratories, Inc. ("Medicos"). Medico operates primarily as a laboratory engaged in the development and manufacture of non-prescription generic drugs. Among the products being produced are: clinical chemical reagents, tablets, chewable tablets, capsules, liquids and powders. It should be noted that if Inamco International Corp. should acquire and/or merge with another pharmaceutical company other than Medicos Laboratories Inc., there would be a conflict of interest resulting form Mr. George's 100% ownership in Medicos and his majority ownership in Inamco International Corp. If this should occur, it will be the legal responsibility of Mr. George to properly relinquish one of his executive roles, as well as any equity ownership, within one of the competing companies.

RISKS OF THE EFFECTS ON THE FLUCTUATION OF COSTS AND AVAILABILITY OF RAW MATERIALS.

        If a merger is to occur, the Company intends to purchase premium grade raw materials for use in its generic drug manufacturing enterprise. Such unprocessed natural products will be obtained from third party sources and manufacturing sub-contractors. The price and availability of these raw materials are subject to numerous factors not within the Company's control including: weather conditions, policies of foreign countries and/or trade restrictions as well as the status of the worldwide demand for generic drug ingredients. In the event the Company cannot timely acquire its raw materials from third party entities, the Company's ability to ship its products and service to its targeted markets on a timely basis, if at all, would be negatively affected.

RISK ON THE RELIANCE OF OUTSIDE SUPPLIERS.

        After a merger, the Company intends to purchase its raw materials and supplies from independent sources. It will remain dependent upon such outside sources for all of its unprocessed natural products. There can be no assurance that these sources will be able to provide adequately for the future needs to the Company. In the event that any of the Company's future suppliers should suffer quality control problems, lack of raw materials or financial difficulties, the Company would be required to find alternative sources for its product lines. The likelihood that the Company could identify a broad base of alternatives sources is good. The time lost in seeking and acquiring additional and newer sources, however could adversely affect the Company's future revenues and profitability.

RISK THAT WE MAY USE BIOLOGICAL AND HAZARDOUS MATERIALS.

        Any future pharmaceutical manufacturing activities will involve the controlled use of potentially harmful chemical materials and compounds. We will not be able to completely eliminate the risk of accidental contamination, which could cause: an interruption of our manufacturing efforts, injury to any future employees resulting in the payment of damages, and liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

PRODUCT LIABILITY

        The testing, marketing and sale of generic pharmaceuticals entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. Inamco may incur product liability due to product failure or improper use of products by the user. The Company intends to obtain product liability insurance that should be adequate for future operations. There can be no assurance, however, that the amount of insurance, once obtained, will be sufficient to fully insure against claims that may be made against the Company. At present, the Company has not prepared or submitted any applications to the Food and Drug Administration with respect to testing, marketing, or the sale of generic pharmaceuticals; it is contemplated however that certain applications may be submitted based on certain drugs that the Company may manufacture once a merger is consummated. Once applications are submitted, the Company cannot state when approvals will be had, if ever.

ITEM 2. PROPERTIES.

        At present, the Company does not own any property, or is a part of any long-term lease agreements.

ITEM 3. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

        Our common stock has traded on the Nasdaq Pink Sheets under the symbol "IICO.PK" The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported by the Nasdaq Pink Sheets.

                                                              HIGH      LOW
                                                            --------  --------
                    Year ended December 31, 2001
Third Quarter (from July 28, 2000)                          $    .08  $    .05
Fourth Quarter                                              $    .05  $    .05

                                                              HIGH      LOW
                                                            --------  --------
                    Year ended December 31, 2002
First Quarter                                               $    .05  $    .01
Second Quarter                                              $    .01  $    .01
Third Quarter                                               $    .01  $    .01
Fourth Quarter                                              $    .01  $    .01

2003 Calendar Year


January 1- March 31                                         $    .01  $    .01

        On February 1, 2003, the last reported sale price on the Nasdaq pink Sheets for our common stock was $0.01 per share.

        As of February 1, 2003 there were approximately 50 stockholders of record of the Company's common stock.

DIVIDENDS

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES
       The Company has not recorded and/or sold any registered securities for the year ending December 31, 2002.


ITEM 6. SELECTED FINANCIAL DATA.

        The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements " included elsewhere in this Annual Report on Form 10k.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        You should read the following discussion and analysis in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10kk.


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


        The above is not intended to be a comprehensive list of all or any of our present or future accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto in this Report on Form 10k which contain accounting policies and other disclosures required by generally accepted accounting principles.


OVERVIEW

        As explained in previous portions of this Form 10k, Inamco International Corp. ("Inamco", the "Company", "Registrant") was incorporated in Delaware on January 17, 1993 originally as Omni Assets, Inc. ("Omni). Omni, at the time of its inception, was established to operate as a financial consultant. Its clients were to be other companies that needed assistance in management, mergers and/or acquisitions, as well as the arrangement of financing, by either the introduction of the client into the private sector or by arranging a public offering, with investment banking concerns, on the clients behalf.

        In September of 1999, negotiations between Mr. Varges George, the president of Inamco Services Corp., and the directors and majority shareholders of Omni began. All collaborations between the parties focused upon an entity, to be owned by Mr. George, successfully merging with Omni. There was also a mutual understanding between the parties that Royal Capital Corp. ("Royal"), a consulting company to be retained, would act as a consultant and familiarize itself with the merger between the two companies.

        On October 26, 1999, Inamco International Corp., a Delaware Corporation being incorporated on the 18th day of October 1999, and being exclusively owned by Mr. George, merged with Omni in a transaction solely for stock. Pursuant to the merger agreement, 1000 shares of Inamco International Corp., were exchanged for 22,712,500 shares of Omni. Once the merger was completed, Inamco International Corp., terminated its corporate existence and, in February of 2000, the name of Omni was changed to Inamco International Corp.

        In October of 1999, a formal agreement was entered into with Royal. This agreement paid Royal for consultation services connected with the merger of the two companies. In consideration for those services, Inamco agreed to pay 1,355,365 shares of its restricted common stock to Royal and/or it designees.

        In January of 2000, preliminary steps were taken to measure the feasibility of a merger and/or acquisition of Medicos Laboratories, Inc. ("Medicos") by Inamco. Medicos, being a generic pharmaceutical manufacturing company, that is also exclusively owned by Mr. Varges George, was deemed to be too much in its infancy stage to be a realistic merger candidate. It did not have all of its laboratory equipment, proper FDA and Good Manufacturing Procedures certification(s), and/or any revenue producing contractual agreements. It was recommended that any arrangements to merge the two companies be halted, until such time, if any, that Medicos could become an operational pharmaceutical concern.

        In February of 2000, the Company entered into a collaborative agreement with Royal, so that Royal could provide certain services to Inamco on a non-exclusive and best efforts basis. Royal contracted to familiarize itself with the business operations, prospects and management of Inamco, and make certain recommendations in order to enhance the marketing of any future products. In consideration of the foregoing, Inamco immediately agreed to tender a total of 1,000,000 shares of its common stock to Royal and/or its designees.

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

        The Company began to initiate certain internal business procedures by retaining the services of a lawyer and the consulting services of an investment banker. The Company agreed to issue 25,000 and 68,245 shares of restricted common stock, respectably, to each. For legal services rendered, shares were issued in May of 2000, and in November of 2000, shares were issued for consultation services (descriptions of which can be found in other sections of this Form 10k).

        Since the Company's inception, the ability to achieve and identify certain goals or objectives has been dependent upon many factors, some of which are out of the Company's control. The ability of the Company to merge with an operating pharmaceutical company will depend upon many factors, including the identification of a proper merger candidate, the size of any future collaborations, the success rate of future marketing strategies, and general and industry-specific economic conditions which may affect any and all future business expenditures. As a consequence, the likelihood of the Company to produce any revenues in the future is dependent solely on a merger and/or acquisition, the success of which may never be achieved.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

        Revenues. We recorded no revenues for this time frame, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Research and Development Expenses. There has been no Research and development expenses, and the following should be read with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        General and Administrative Expenses. General and administrative expenses increased $8,701 to $9,226 for the year ended December 31, 2002 from $525 for the year ended December 31, 2001. The increase was a result of general and administrative expenses for Inamco, which consisted primarily of professional fees and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.


        Amortization of Deferred Compensation. There has been no Amortization of Deferred Compensation for the Company, and the following should be read with the "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Interest Income. Interest income was nominal for the year ended December 31, 2002 and the year ended December 31, 2001. This was due to a nominal cash balance that did not exceed $950, at any given time, within the Company's primary corporate account.


        Interest Expense. Interest expense was nominal for the year ended December 31, 2002 and the year ended December 31, 2001. This was due to a nominal cash balance that did not exceed $950, at any given time, within the Company's primary corporate account.


        Gain on Investment. We recorded no Gains on Investment for this time frame, for the Company does not own any long-term or short-term liquid financial instruments, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Other Income. We reported no Other Income for this time frame, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.

        Non-Cash Preferred Stock Charge. We recorded no non-cash preferred stock charge for this time frame, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000


         Revenues. We recorded no revenues for this time frame, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Research and Development Expenses. There has been no Research and development expenses, and the following should be read with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        General and Administrative Expenses. General and administrative expenses decreased $11,847 to $525 for the year ended December 31, 2001 from $12,372 for the year ended December 31, 2000. The decrease was a result of the completion of the merger as explained in other sections of this Form 10k. General and administrative expenses for Inamco consist primarily of professional fees and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.


        Amortization of Deferred Compensation. There has been no Amortization of Deferred Compensation for the Company, and the following should be read with the "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Interest Income. Interest income was nominal for the year ended December 31, 2001 and the year ended December 31, 2000. This was due to a nominal cash balance that did not exceed $350, at any given time, within the Company's primary corporate account.


        Interest Expense. Interest expense was nominal for the year ended December 31, 2001 and the year ended December 31, 2000. This was due to a nominal cash balance that did not exceed $350, at any given time, within the Company's primary corporate account.


        Gain on Investment. We recorded no Gains on Investment for this time frame, for the Company does not own any long-term or short-term liquid financial instruments, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Other Income. We reported no Other Income for this time frame, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


        Non-Cash Preferred Stock Charge. We recorded no non-cash preferred stock charge for this time frame, and you should read the following in conjunction with the Company's "Financial Statements and Supplementary Data" included elsewhere in this Form 10k.


LIQUIDITY AND CAPITAL RESOURCES


        Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the president and chief operating officer of the Company, Mr. Varges George. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2002, we had an accumulated deficit of $35,624. Our accumulated deficit is the result of expenses incurred in connection with our general and administrative costs, as well as the cost to support the growth and requirements as a public company.


        Potential immediate sources of liquidity are the continual loans from Mr. George. Another potential source of liquidity is the sale of restricted shares of our common stock.


        As of December 31, 2002, we had $927 in cash compared to $38 in cash as of December 31, 2001. The increase of $889 is primarily attributable to loans provided for by the Company's president.


        Net cash used in operating activities was approximately $5,279 during the year ended December 31, 2002. The primary use of cash for the year ended December 31, 2002 was to fund general and administrative costs, as well as the cost to support the growth and requirements as a public company. Our net loss in the period, adjusted for non-cash expenses, amortization, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $525 during the year ended December 31, 2001.

        Net cash provided by loans from Mr. George was approximately $6,168 during the year ended December 31, 2002. Net cash proceeds from loans by Mr. George were $525 during the year ended December 31, 2001. Mr. George received loan repayments of $300 during the year ended December 31, 2001.


        Since the Company is in the development stage as defined in Financial Accounting Standards Board Statement No.7, and is a non-operating public shell, meaning it has not commenced full-scale operations and has insignificant assets and liabilities, we presently share an address with Inamco Services, Corp. At present, the Company has no lease and pays no rent; our address is 801 Montrose Avenue, South Plainfield, New Jersey, 07080.


        Based on the possibility of a merger between Inamco and a pharmaceutical company, we would expect to hire between 35 to 50 employees, primarily research scientists and development staff. This is based off of the average industry standard for a generic pharmaceutical company and the amount of employees that they employ. While we believe that our current capital resources and anticipated cash flows from a merger will not be sufficient to meet any future capital requirements, we understand that additional financing will be needed. The estimated length of time current cash and available borrowings will sustain our operations is based on estimates and assumptions we have made. These estimates and assumptions are subject to change at any time. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of any merger activities.


INCOME TAXES

        As of December 31, 2002, we had approximately $36,000 of net operating losses for federal income tax purposes. These amounts reflect different treatment of expenses for tax reporting than is used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating losses in any year, or if there has been a significant ownership change. Any future significant ownership change may limit the use of our net operating losses.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is not exposed to any market risk due to the fact that it does not own any risk sensitive instruments; all cash is used solely for the purpose of maintaining a minimum balance within a corporate bank account and the fluctuations that interest rates play on that cash is immaterial.


ITEM 8. FINANCIAL STATEMENTS.


                           INAMCO INTERNATIONAL CORP.
                          INDEX TO FINANCIAL STATEMENTS
                                                                               PAGE
                                                                               ----

Report of Kahn Boyd Levychin & Company, Independent Auditors                    F1
Consolidated Balance Sheets                                                     F2
Consolidated Statements of Operations                                           F3
Consolidated Statements of Stockholders' Equity (Deficit)                       F4
Consolidated Statements of Cash Flows                                           F5
Notes to Consolidated Financial Statements                                    F6-F7

INAMCO INTERNATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




Report of Independent Certified Public Accountants     F1


Financial Statements:

     Balance Sheets                                    F2

     Statements of Operations                          F3

     Statements of Cash Flows                          F4

     Statements of Stockholders' Deficiency            F5

Notes to Financial Statements                       F6-F7






                                       -F-

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
INAMCO  INTERNATIONAL  CORP.

We have audited the accompanying balance sheet of INAMCO INTERNATIONAL CORP. (A Development Stage Company) as of December 31, 2002, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INAMCO INTERNATIONAL CORP., as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company had a loss from operations and has a working capital deficiency, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.




KAHN  BOYD  LEVYCHIN,  LLP

New  York,  New  York
March  31,  2003





                                      -F1-

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS
 December 31, 2001, 2002 and 2000

                                                                December 31,
                                                               ------------
                                                      2002         2001       2000
                                                      -----       -----       ----
ASSETS
     Current Assets
           Cash                                     $    927    $     38    $    343
                                                    --------    --------    --------
                 Total Current Assets                    927          38         343
     Other Assets                                        213         213         213
                                                    --------    --------    --------
                 Total Assets                       $  1,140    $    251    $    556
                                                    ========    ========    ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
     Current Liabilities
           Accounts payable and accrued expenses    $  5,615    $  1,668    $  1,148
                                                    --------    --------    --------
                 Total Current Liabilities             5,615       1,668       1,148
     Due to Officer/Shareholder                        8,069       1,900       2,200
                                                    --------    --------    --------
                 Total Liabilities                    13,684       3,568       3,348

STOCKHOLDERS' DEFICIENCY
     Common Stock, $.00001 par value
           Authorized: 50,000,000 shares
           Issued and Outstanding: 27,600,000            276         276         276
     Additional paid-in capital                       22,804      22,804      22,804
     Deficit Accumulated in the Development Stage    (35,624)    (26,397)    (25,872)
                                                    --------    --------    --------
                 Total Shareholders' Deficiency      (12,544)     (3,317)     (2,792)
                                                    --------    --------    --------
                                                    $  1,140    $    251    $    556
                                                    ========    ========    ========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT
                                      -F2-

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
 Years Ended December 31, 2002, 2001 and 2000


                                                     Inception
                                                 January 17, 1993 to          Year Ended December 31,
                                                                              -----------------------
                                                 December 31,2002        2002            2001            2000
                                                 ----------------        ----            ----            ----
Net Sales                                        $              -    $          -    $          -    $          -
Cost of Goods Sold                                              -               -               -               -
                                                 ----------------    ------------    ------------    ------------
      Gross Profit                                              -               -               -               -

Costs and Expenses
      Bank Charges and Miscellaneous                        2,967           1,226             525           1,215
      Professional and Consulting Fees                     32,657           8,000               -          11,157
                                                 ----------------    ------------    ------------    ------------
                                                           35,624           9,226             525          12,372
                                                 ----------------    ------------    ------------    ------------

Net Loss                                         $        (35,624)   $     (9,226)   $       (525)   $    (12,372)
                                                 ================    ============    ============    ============

Weighted Avereage Number of Shares Outstanding          9,323,472      27,600,000      27,600,000      25,871,020
                                                 ----------------    ------------    ------------    ------------

Loss Per Share                            (A)    $         (0.00)    $      (0.00)   $      (0.00)   $     (0.00)
                                                 ================    ============    ============    ============

      (A) Loss per share less that $.01



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT
                                      -F3-

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
 December 31, 2001 and 2000

                                                                  Inception
                                                              January 17, 1993 to       Year Ended December 31,
                                                                                        -----------------------
                                                               December 31,2002       2002        2001       2000
                                                              ------------------      ----        ----        ----
Cash flows from operating activities:
      Net loss                                                $          (35,624)   $ (9,226)   $   (525)   $(12,372)
      Adjustments to reconcile net loss to net cash used in
      operating activities
          Change in accrued expenses                                       5,615       3,947         520       1,148
                                                              ------------------    --------    --------    --------
                     Net cash used for operating activities              (30,009)     (5,279)         (5)    (11,224)
                                                              ------------------    --------    --------    --------
Cash flows from investing activities:
      Change in other assets                                                (213)          -           -        (213)
                                                              ------------------    --------    --------    --------
                     Net cash used for investing activities                 (213)          -           -        (213)
                                                              ------------------    --------    --------    --------
Cash flows from financing activities:
      Loans from officer/shareholder, net of repayments                    8,068       6,168        (300)      2,200
      Restricted common stock issued in payment of expenses               22,868           -           -       9,367
      Issuance of restricted common stock in connection
      with merger agreement                                                  213           -           -         213
                                                              ------------------    --------    --------    --------
                     Net cash provided by financing activities            31,149       6,168        (300)     11,780
                                                              ------------------    --------    --------    --------
              NET INCREASE (DECREASE) IN CASH                                927         889        (305)        343
      Cash at beginning of period                                              -          38         343           -
                                                              ------------------    --------    --------    --------

      Cash at end of period                                   $              927    $    927    $     38    $    343
                                                              ==================    ========    ========    ========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT
                                      -F4-

 INAMCO INTERNATIONAL CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF STOCKHOLDERS' EQUITY
 Inception January 17, 1993 to December 31, 2002

                                                                                             Deficit
                                                                                            Accumulated
                                                                              Additional      in the
                                              Common Stock $.00001 Par Value     Paid-In   Development
                                                       Shares     Amount        Capital        Stage        Total
                                                   ----------   ----------    ---------    ----------    ----------
Issuance of restricted common stock for services      437,500   $        4    $   1,996    $        -    $    2,000
Net Loss for the year ended December 31, 1983               -            -            -        (2,000)       (2,000)
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 1983                  437,500            4        1,996        (2,000)            -
Issuance of restricted common stock for services    1,850,000           19       11,481        11,500
Net Loss for the year ended December 31, 1997               -            -            -        (11,500      (11,500)
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 1997                2,287,500           23       13,477       (13,500)            -
Net Loss for the year ended December 31, 1998               -            -            -             -             -
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 1998                2,287,500           23       13,477       (13,500)            -
Net Loss for the year ended December 31, 1999               -            -            -             -             -
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 1999                2,287,500           23       13,477       (13,500)            -

Net Loss for the year ended December 31, 2000               -            -            -       (12,372)      (12,372)
Issuance of restricted common stock for services    2,600,000           26        9,327             -         9,353
Issuance of restricted common stock in
connection with agreement                          22,712,500          227            -             -           227
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 2000               27,600,000          276       22,804       (25,872)       (2,792)
Net Loss for the year ended December 31, 2001               -            -            -          (525)         (525)
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 2001               27,600,000          276       22,804       (26,397)       (3,317)
Net Loss for the year ended December 31, 2002               -            -            -        (9,227)       (9,227)
                                                   ----------   ----------    ---------    ----------    ----------

        Balance at December 31, 2002               27,600,000   $      276     $ 22,804    $ (35,624)    $  (12,544)
                                                   ==========   ==========    =========    ==========    ==========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT
                                      -F5-

INAMCO INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000


NOTE A - ORGANIZATION AND BASIS OF PREPARATION

Inamco International Corp. ("the Company") was incorporated in Delaware on January 17, 1983 originally as Omni Assets, Inc. ("Omni"). On October 26, 1999, Inamco International Corp. ("Inamco"), a Delaware corporation, merged with Omni in a transaction solely for stock. Pursuant to the merger agreement, 1,000 shares of the original Inamco were exchanged for 22,712,500 shares of Omni, Inamco terminated its corporate existence and, in February 2000, the name of Omni was changed to Inamco International Corp.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no significant assets, no revenues and has had losses since inception. The Company can only become a viable going concern if it obtains additional capital and acquires a viable operating company.


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.  BASIS OF ACCOUNTING

Financial statements are prepared on the accrual basis of accounting.

2.  USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

4.  INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires, among other things, an asset and liability approach for financial accounting and reporting of deferred income taxes. In addition, the deferred tax liabilities and assets are required to be adjusted for the effect of any future changes in the tax law or rates. Deferred income taxes arise from temporary differences resulting in the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is provided if the Company is uncertain as to the realization of deferred tax assets.

INAMCO INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

5.  LOSS PER SHARE

Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding.

NOTE C - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It has not commenced full scale operations and has insignificant assets and liabilities. Since inception, the Company did not have any revenues or earnings. The future success of the Company is dependent on obtaining a viable business opportunity and /or merger candidate. The Company is seeking a merger candidate who manufactures and distributes certain generic over-the-counter drugs. Management is seeking additional investment capital to support its entrance into a new business opportunity or merger.

NOTE D - RELATED PARTY TRANSACTIONS

1.  DUE TO OFFICER/SHAREHOLDER

Since the merger in 1999, Varges George, President and majority shareholder, loaned the Company $8,068 ($2,800 in 2000 and $6,168 in 2002) for payment of operating expenses. The Company has paid back $900 ($600 in 2000 and $300 in 2001) leaving a balance of $8,068 at December 31, 2002.

NOTE E - INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2002, the Federal net operating loss carryforwards were approximately $36,000. The net operating loss carryforwards expire at various dates through 2022, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance was provided at December 31, 2002, 2001 and 2000. Corporate income tax returns have not been filed since 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is incorporated herein by reference from the information under the caption "Election of Directors" and the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item is incorporated herein by reference from the information under the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" under the caption "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated herein by reference from the information under the caption "Security Ownership Of Certain Beneficial Owners And Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated herein by reference from the information under the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" specifically under the subheading "Certain Relationships and Related Transactions" contained in the Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

        Reference is made to the Index to Financial Statements under Item 8,
Part II hereof.

     2. Financial Statement Schedules.

        The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the notes to the Financial Statements included in this Report on Form 10k.


3.
         EXHIBITS:

EXHIBIT NO.                                            DESCRIPTION
--------------                                         -----------
                None.

(b) Reports on Form 8-K

None.

(c) Exhibits

See Item 14(a)(3) above.

(d) Financial Statement Schedules

See Item 14(a)(2) above.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2003. Inamco International Corp.
A Delaware Corporation

By:    /s/  VARGES GEORGE
   --------------------------------
       Varges George
       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2003.

SIGNATURES                                TITLE
----------                                -----


By:    /s/  VARGES GEORGE                 President, Chief Executive
   ----------------------------           Officer and Director
       Varges George