Form 10QSB
period 2003-03-31
INAMCO INTERNATIONAL CORP
filed 2003-05-20
CIK 1114959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

    Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $0.00001
               PAR VALUE                         27,600,000 SHARES
         ----------------------           ------------------------------
                 Class                    Outstanding as of May 20, 2003

                           INAMCO INTERNATIONAL, CORP.

                                      INDEX

                                                                                                        PAGE
                                                                                                         NO.
                                                                                                        ----
                                      PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)                                                             3

             Condensed Balance Sheets--As of March 31, 2003 and December 31, 2002                         3

             Condensed Statements of Operations--Three Month Periods Ended March 31, 2003 and             4
             2002

             Condensed Statements of Cash Flows--Three Month Periods Ended March 31, 2003 and             4
             2002

             Notes to Condensed Financial Statements                                                      5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of                   7
             Operations

Item 3.      Controls and Procedures                                                                     10

                                        PART II. OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K                                                            10

Signatures                                                                                               11
Certification                                                                                            12
Exhibit 99.1                                                                                             13


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INAMCO INTERNATIONAL, CORP.

                            CONDENSED BALANCE SHEETS


                                                          MARCH 31,          DECEMBER 31,
                                                            2003                2002
                                                      ------------------ ------------------
                                                         (UNAUDITED)           (NOTE)
ASSETS
Current assets:
  Cash                                                $              182 $              927
                                                      ------------------ ------------------
   Total Current Assets                                              182                927
  Other Assets                                        $              213 $              213
                                                      ------------------ ------------------
Total Assets                                          $              395 $            1,140
                                                      ================== ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses               $            5,690 $            5,615
                                                      ------------------ ------------------
   Total Current liabilities                                       5,690              5,615
  Due to Officers/Shareholders                                     8,868              8,069
                                                      -------------------------------------
   Total Liabilities                                              14,558             13,684
Stockholders' Deficiency:
  Common stock, $0.00001 par value;
  Authorized: 50,000,000 shares
  Issued and Outstanding: 27,600,000 shares                          276                276
  Additional paid-in capital                                      22,804             22,804
  Deficit Accumulated in the Development Stage                   (37,243)           (35,624)
                                                      ------------------ ------------------
Total Stockholders' Deficiency                                   (14,163)           (12,544)
                                                      ------------------ ------------------
Total liabilities and stockholders' equity            $              395 $            1,140
                                                      ================== ==================



Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed financial statements.

                           INAMCO INTERNATIONAL, CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                      -------------------------------------
                                                             2003               2002
                                                      ------------------ ------------------
REVENUES
  Total revenues                                      $               -- $               --
                                                      ------------------ ------------------

COST AND EXPENSES
Bank Charges and Miscellaneous                                        45                 --
Professional and Consulting Fees                                   1,575                 --
                                                      ------------------ ------------------
  Total operating expenses                                                               --
  Net Loss                                            $           (1,620)$               --
                                                      ================== ==================
Net (loss) per share                                  $            (0.00)$            (0.00)
                                                      ================== ==================
Weighted Average Number of Shares Outstanding                 27,600,000         27,600,000
                                                      ================== ==================




                   CONDENSED CASH FLOW STATEMENTS (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------
                                                              2003                 2002
                                                        ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $        (1,620)     $           --
Adjustments to reconcile net loss to net cash used
in operating activities:                                                                 --
  Change in accrued expenses                                         75                  --
                                                        ---------------      --------------
Net cash used for operating activities                           (1,545)                 --

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in other assets                                             --                  --
Net cash used for investing activities                               --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from officer/shareholder, net of repayments                 800                  --
  Restricted common stock issued in payment of
  expenses                                                           --                  --
                                                        ---------------      --------------
Net cash provided by financing activities                           800                  --
NET INCREASE (DECREASE) IN CASH                                    (745)                 --
Cash at beginning of period                                         927                  38
                                                        ---------------      --------------
Cash at end of period                                   $           182      $           38
                                                        ===============      ==============


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2003 and 2002 (b) the financial position at March 31, 2003, and (c) the statements of cash flows for the three month period ended March 31, 2003 and 2002 have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

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

2.   NET LOSS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

3.   COMPREHENSIVE LOSS

     Comprehensive loss for all periods presented is the same as net loss.

4.   DEFERRED STOCK COMPENSATION

     For the three months ended March 31, 2003 and 2002, in connection with advisory and consultation to second party firms, the Company recorded no deferred stock compensation.

5.   NON-CASH PREFERRED STOCK CHARGE

     For the three months ended March 31, 2003 and 2002, the Company recorded no sale of any forms of Preferred Stock.

6.   CAPITAL PURCHASE OF COMMON STOCK BY A PRIVATELY HELD BUSINESS

     On October 26, 1999, the Company, which was previously known as Omni Assets, Inc. (a "non-operating" public shell), sold 22,273,890 of its common shares of stock to Inamco International Corp. (a privately held corporation). The acquisition was deemed to be a capital purchase, by privately held corporations, of the majority amount of common shares owned by Omni Assets, Inc. In January 2000, Omni then purchased the name of "Inamco International Corp.", and in February 2000, the Company changed it name from "Omni Assets, Inc." to "Inamco International Corp.". The listing symbol was changed from "OMNA" to "IICO" . The Company currently has a total number of shares outstanding equal to Twenty Seven Million Six Hundred Thousand (27,600,000).

The following table provides information pertaining to owners of more than five percent of any class of the Company's common stock.

-------------------------------------------------------------------------------------------------------------
          (1)                           (2)                               (3)                       (4)
     Title of Class               Name and Address                 Amount and Nature           Percentage of
                                of Beneficial Owner               of Beneficial Owner            Ownership
-------------------------------------------------------------------------------------------------------------
     Common A                  Inamco Services Corp.*                  12,947,487                  46.91%
                                 801 Montrose Ave.
                             South Plainfield, NJ 07080

     Common A                Advanced Diagnostics Inc.*                 8,326,403                  30.17%
                                 801 Montrose Ave.
                             South Plainfield, NJ  07080

SECURITY OWNERSHIP OF MANAGEMENT.

The following table provides information pertaining to shares beneficially owned by all directors and nominees.

-------------------------------------------------------------------------------------------------------------
          (1)                           (2)                               (3)                       (4)
     Title of Class              Name and Position                 Amount and Nature           Percentage of
                                of Beneficial Owner               of Beneficial Owner            Ownership
-------------------------------------------------------------------------------------------------------------
        Common A                   Varges George*                      22,273,890                   3.62%
                               President/Secretary


     * It should be noted that Mr. Varges George is the sole shareholder of Inamco Services Corp., and Advanced Diagnostics Inc., as described herein. Accordingly, Mr. George has direct control of approximately 80.70% of Inamco International, Corp. outstanding common shares of stock. He owns 1,000,000 shares directly in his name.

7.   FOLLOW-ON OFFERING OF COMMON STOCK

     For the three months ended March 31, 2003 and 2002, the Company has not recorded and/or performed any secondary or private offering sale of securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the interim period ended December 31, 2002 included in the Company's Form 10, as amended, as well as Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

     Operating results are not necessarily indicative of results that may occur in future periods.

     This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Inamco assumes no obligation to update any forward-looking statement contained in this Form 10.The Company has had no change in its financial condition as a result of any operations, nor is there any liquidity, capital resources, results of operation, financial statements for any interim periods, material changes in financial position, or material changes from the result of operations.

     Certain statements contained in this report on Form 10-QSB and other public statements that are not historical facts, including those statements that refer to our plans, goals, objectives, expectations, strategies, intentions and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "will," "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or similar words. You should not place undue reliance on these forward-looking statements. These statements involve risks and uncertainties that may cause actual results or events to differ materially from those expressed or implied in our forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future.

     Inamco at present is a company that is in search of a merger/acquisition candidate in the generic pharmaceutical sector The Company is still in the development stage, and has had no resources to date. Consequently, the Company will need infusions of working capital either in the form of equity investments, loans or otherwise, in order to merge and acquire a pharmaceutical concern.

     At present, the Company has yet to commence any operations and is seeking a proper merger and acquisition candidate to operate within the pharmaceutical drug sector. The proper candidate will be an established pharmaceutical company that presently manufactures and distributes certain generic over-the-counter ("OTC") drugs. The candidate will need to have the ability to manufacture generic drugs whose equivalents are Actifed(R), Allerest(R), Anacin(R), Co-Tylenol(R), Exlax(R), Sudafed(R), and NyQuil(R). The candidate will also be in the position to produce other OTC drugs and/or "grand-fathered" prescription medications.

     Generic pharmaceuticals, as a whole, have the same chemical and therapeutic properties as their brand-named counterparts. Although typically less expensive, they are required to meet the same governmental standards as the brand-name drug, and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired.

     Once a merger and/or acquisition is consummated, Inamco plans to be in a position to sell its products to distributors (both domestic and international), hospitals, and large buying groups. The Food and Drug Administration ("FDA") oversees the manufacture of both brand-name and generic pharmaceuticals, and the production of these drugs is usually subject to:

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

     If a successful merger and acquisition is consummated, it is the Company's belief that all OTC medicines being produced will have prior FDA approvals, which will give the Company the ability to spend a minimal amount of time and capital on research and development before raw materials reach the manufacturing stage.

     Inamco will have also identified many different sourcing chemical companies where raw materials will be purchased in bulk for the manufacture of their generic pharmaceuticals. All raw chemicals needed are readily available; however, it will be the Company's intention to always be conscious of pricing, for certain chemical companies will give discounts when buying in bulk and placing continual orders. Inamco will benefit from the fact that the pharmaceutical industry is non-cyclical and the need for quality OTC drugs is always present.

     If a merger and acquisition is consummated, the Company plans to have its good manufacturing procedures ("GMP") certification issued by the FDA. This certification will allow Inamco to produce a complete retail line of OTC pharmaceuticals for immediate sale to its clientele. Coinciding with the expected revenues generated, Inamco will also submit several different ANDA applications to the FDA, so that it may manufacture certain prescription medication and add considerable profit potential to its entire pharmaceutical operation.

     It will be Inamco's intention not to have a single customer or group of customers comprising more than 20% of its revenue stream. The Company will continue to add to its client base by tendering offers through certain buying groups, municipalities, government agencies, and hospital and retail distributors. This will ensure enough of a customer base, so that the loss of any one client will not significantly affect the Company's revenue stream.

     Since the Company has yet to begin any operations, it has no backlogged orders or government contracts subject to renegotiation or termination. It is contemplated, that if a merger and acquisition is successful, the Company will have competition with other manufacturers of generic pharmaceuticals. These competitors will probably have substantially greater capital resources than Inamco, as well as seasoned sales and marketing teams in place. It is the Company's belief that its primary competition will come from Alpharma, Inc., Barr Laboratories, Inc., and Geneva Pharmaceuticals, Inc. However, the generic market is currently estimated to account for approximately 11% of all global pharmaceutical sales, based on published reports included herein, and this figure is anticipated to rise dramatically as branded drugs come off-patent within the next decade. It will also be one of Inamco's commitments to bring niche products to market that its competition currently finds to burdensome to manufacture.

     Inamco has not spent any monies on company-sponsored research and development activities, and there are no plans to do so in the foreseeable future. Once a merger and acquisition is consummated, the Company will be in compliance with all federal, state and local provisions with respect to the manufacture of generic pharmaceuticals. The FDA will oversee and enforce compliance for good manufacturing practices, and the Company's facility will be located in a properly zoned manufacturing area. And, although the Company presently has no employees, it is estimated that a minimum of 3 doctors of pharmacology and 10 technicians will be employed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues

     None. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company has had no revenue.

Research and Development

     None. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company has performed no research and development whatsoever.

General and Administrative

     General and administrative expenses are minimal, and for the quarter ended March 31, 2003 have totaled $1,575 and $0 for the same quarter ended March 31, 2002. General and administrative expenses consist primarily of supporting administration of a public company and some professional fees. We expect that our general and administrative expenses will increase substantially once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

     None. For the three months ended March 31, 2003, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

     None. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company has had no other income.

Research and Development

     None. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company has performed no research and development whatsoever.

Non-Cash Stock-Based Compensation Charges

     None. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

     None. For the three months ended March 31, 2003 and 2002, the Company has had no other income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we have accumulated a deficit of $37,243. Our accumulated deficit is the result of expenses incurred in connection with the acquisition of the Company and general and administrative expenses. To date, we have funded our operations solely through "seed capital" obtained through loans from the majority shareholder and president of the Company, Mr. Varges George.

     As of March 31, 2003, we had $182 in cash and cash equivalents compared to $927 in cash and cash equivalents as of December 31, 2002.

     Net cash used for operations during the three months ended March 31, 2003 was $1,545 compared to $NIL for the same quarter in 2002. Net cash provided by Mr. Varges George was approximately $800 during the three months ended March 31, 2003 compared to $NIL for the same quarter last year.

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

     We are currently negotiating a merger which we contemplate will take place in mid 2003. Our funding requirements may change at any time due to fees associated with our acquisition negotiations as well as costs required to complete such tasks. Our future capital requirements will also depend on numerous other factors, including scientific progress, additional personnel costs, progress in drug testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing certain applications. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our developmental efforts.

ITEM 3. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
Within the 90 days prior to the date of this report, Inamco International Corp. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)  CHANGES IN INTERNAL CONTROLS.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of my most recent evaluation.

PART II. OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None.

     (b)  Reports on Form 8-K

Change of accounting firm dated 12/15/02.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INAMCO INTERNATIONAL, CORP.

Dated: May  19, 2003                     By: /s/ VARGES GEORGE
                                             -----------------

                                         Name: Varges George
                                         Title: President and Chief
                                                Executive Officer

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING
               OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Varges George, Chief Executive Officer and Principal Accounting Officer of Inamco International, Corp. (the "Company") do hereby certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/  Varges George
                                         ------------------
                                         Varges George
                                         Chief Executive Officer and
                                         Principal Accounting Officer

May 19, 2003