Form 10-K/A
period 2002-12-31
INAMCO INTERNATIONAL CORP
filed 2003-07-30
CIK 1114959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K/A
                                   AMENDMENT 1

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

                                                     Yes |X|    No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10k or any amendment to this Form 10k |_|

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $276,000 as of July 30, 2003, based upon the closing price of the Common
Stock as reported on the Nasdaq Stock Market Pink Sheets on such date. For purposes of this calculation, shares of Common Stock held by directors and officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been included. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of July 30, 2003 there were 27,600,000 shares of the registrant's Common Stock outstanding.

                           INAMCO INTERNATIONAL CORP.

                                      INDEX
NO.                                                                                                   PAGE
---                                                                                                   ----

Item 1.         Business                                                                                3
Item 2.         Properties                                                                              8
Item 3.         Legal Proceedings                                                                       8
Item 4.         Submissions of Matters to a Vote of Security Holders                                    8

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters               8
Item 6.         Selected Financial Data                                                                 9
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                              9
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                             12
Item 8.         Financial Statements and Supplementary Data                                            12
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                             21
Item 10.        Directors and Executive Officers of the Registrant                                     21
Item 11.        Executive Compensation                                                                 22
Item 12.        Security Ownership of Certain Beneficial Owners and Management                         22
Item 13.        Certain Relationships and Related Transactions                                         23

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                        23


               INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This annual report on Form 10K includes statements that could be construed as "forward-looking" in nature. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of the Form 10 are cautioned, not to place undue reliance on these statements, which speak only as of the date on which they are made. These statements involve a number of risks and uncertainties, which include statements about the Company's strategy and goals, and other statements that are not historical facts. Some of the statements are preceded by the words "intends," "will," "plans," "expects," "anticipates," "estimates," "aims," and "believes" or similar words. The Company undertakes no obligation to update publicly or revise any of these statements. Actual events or results may differ materially from the Company's expectations. Important factors that could cause actual results to differ materially from those stated or implied by any statement include, but are not limited to, the following: the ability to complete, if at all, within a reasonable time period; future quarterly or annual financial results; the timing, success and cost of research and development, and out-licensing endeavors.

ITEM 1.  BUSINESS.

     GENERAL DEVELOPMENT OF BUSINESS.

     Inamco International Corp. ("Inamco", the "Company", or "Registrant") was incorporated in Delaware on January 17, 1993 originally as Omni Assets, Inc. ("Omni). Omni, at the time of its inception, was established to operate as a financial consulting firm, whose clients were to be other companies in need of assistance in raising capital, and/or required advice on mergers and acquisitions, or the hiring of management. Since the Company's inception in 1993, it has never been an operating concern and/or generated any revenues.

     The Company is a developmental stage corporation as defined in Financial Accounting Standards Board Statement No.7, and is a non-operating public shell, meaning it has not commenced full-scale operations and has insignificant assets and liabilities. Since its inception, the Company has not had any revenues or earnings, and the future success of the Company is dependent on creating a viable business and/or finding a suitable merger candidate.

     In September of 1999, negotiations between Mr. Varges George, the president and sole shareholder of Inamco Services Corp., a management company that owns and operates two separate and wholly owned subsidiary companies: Medicos Laboratories, Inc. and Advanced Diagnostics, Inc. (descriptions of which are located elsewhere in this Form-10), and the directors and majority shareholders of Omni began. Initially, the reasons behind the acquisition of Omni, revolved around the possible merger of Mr. George's pharmaceutical company, Medicos Laboratories, Inc., and Omni (as further described in this Form 10 report). All immediate collaborations between the parties focused upon an entity, to be owned by Mr. George, successfully merging with Omni. There was also a mutual understanding between the parties that Royal Capital Corp. ("Royal"), a consulting company to be retained, would act as a consultant and familiarize itself with the merger between the two companies.

On October 26, 1999, Inamco International Corp., a Delaware Corporation, being incorporated on the 18th day of October, 1999, merged with Omni in a transaction solely for stock. Pursuant to the merger agreement, 1000 shares of Inamco were exchanged for 22,712,500 shares of Omni. Once the merger was completed, Inamco terminated its corporate existence and, in February of 2000, the name of Omni Assets, Inc., was changed to Inamco International Corp. At the completion of the merger, the Company's common stock had a par value of $.00001, giving the value of those shares, issued as part of the merger, a worth of $227.

     In October of 1999, a formal agreement was entered into with Royal. This agreement paid Royal for consultation services connected with the merger of the two companies. In consideration for those services, Inamco agreed to pay 1,355,365 shares of its restricted common stock to Royal and/or it designees.

     In January of 2000, preliminary steps were taken to measure the feasibility of a merger and/or acquisition of Medicos Laboratories, Inc.
("Medicos") by Inamco. Medicos, at the time, was a company dedicated to the research, development and formulating manufacture of quality generic pharmaceuticals. Generic pharmaceuticals, as a whole, have the same chemical and therapeutic properties as their brand-named counterparts. Although typically less expensive, they are required to meet the same governmental standards as the brand-named drug, and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired. It was later deemed that Medicos was too much in its infancy stage to be a realistic merger candidate. Although it was researching formulations on certain generic pharmaceuticals, it did not have all of its laboratory equipment, proper FDA and Good Manufacturing Procedures certification(s), and/or any revenue producing contractual agreements. It was recommended that any arrangements to merge the two companies be halted, until such time, if any, that Medicos could become an operating pharmaceutical company. At this time it appears that a merger with Medicos is unlikely.

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

     As of November 2000, the Company had paid out a total of 2,355,365 restricted common shares to Royal Capital, and/or their assigns, as per the parties' agreements (a list of Royal's assigns is located elsewhere in this Form-10). The Company claims no knowledge, as to why Royal decided to issue a certain number of its restricted common shares to certain designees. Inamco acted within the purview of its contractual obligations, and Royal was paid within the three different time frames as stated above. At the time in which the agreements were signed between the parties, the value for the services to be rendered by Royal, to the Company, equaled approximately $750,000 dollars, and Royal agreed to accept restricted shares of common stock rather than cash.

     The Company then began to initiate certain internal business procedures by retaining the services of a lawyer and the consulting services of an investment banker. The Company agreed to issue 25,000 and 68,245 shares of restricted common stock, respectably, to each. For legal services rendered, shares were issued in May of 2000, and in November of 2000, shares were issued for consultation services (descriptions of which can be found in other sections of this Form-10).

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

     At present, the Company has never had any subsidiaries, and is currently not the subject of, or engaged in, any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation, or any acquisition or disposition of any material amount of assets to or from the Company, and the Company has undergone no structural changes since the merger of Inamco and Omni. The Company's common stock presently trades on the over-the-counter pink sheets under the symbol IICO.PK and as of July 30, 2003, the Company had 27,600,000 shares outstanding with a last trade bid price of $0.01.

PLAN OF OPERATION.

     FINANCIAL INFORMATION ABOUT SEGMENTS. The information required by this section calls for a report on each segment, as defined by generally accepted accounting principals, revenues from external customers, a measure of profit or loss and total assets, as described by Regulation S-K (Subpart 229.101). The Company must report this information for each of the last three fiscal years or for as long as it has been in business, whichever period is shorter. The information provided for in this section does conform with generally accepted accounting principals and is included in, and can be crossed referenced to our audited financial statements.

     NARRATIVE DESCRIPTION OF BUSINESS. At present, the Company has yet to commence any operations, and does not own any intellectual properties whatsoever. All future business is hypothetical and predicated on the successful merger with an established pharmaceutical manufacturer, which cannot be relied upon and/or guaranteed.

If a successful merger is to be consummated with an existing pharmaceutical manufacturer, the proper candidate will need to be an established pharmaceutical company that presently manufactures and distributes certain generic over-the-counter ("OTC") and prescription drugs. Current management of the Company has determined, that any candidate to be acquired or merged with, may need to have the ability to manufacture generic drugs whose equivalents are Actifed(R), Allerest(R), Anacin(R), Co-Tylenol(R), Exlax(R), Sudafed(R), and/or NightQuil(R). The candidate should also be in the position to produce other OTC drugs and/or generic prescription medications.

If a merger and/or acquisition should be consummated, Inamco believes that it may be in a position to sell its future products acquired in a the merger to distributors (both domestic and international), hospitals, and large buying groups. However, the Company is not currently in a position to sell its future products to such groups. The Food and Drug Administration ("FDA") oversees the manufacture of both brand-name and generic pharmaceuticals, and the production of these drugs is usually subject to:

          (1) An approved New Drug Application ("NDA") which allows the medication to state both its safety and effectiveness;
          (2)  Marketed under an NDA for safety only;
          (3)  Marketed without an NDA; or
          (4)  Marketed pursuant to over-the-counter monograph regulations.

     For generic pharmaceuticals being manufactured for both safety and effectiveness, prior to marketing, these drugs must undergo and pass an Abbreviated New Drug Application ("ANDA"). The Company realizes that in order to get approval from the FDA via an ANDA, all drug product applications will need to include: data relating to product formulation, raw material suppliers, stability information, manufacturing techniques, packaging, labeling, and quality control information. Those drugs subject to an ANDA under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") must also contain bio-equivalency data. Generics can also be marketed by adhering to FDA enforcement policies, or be subject to an over-the-counter drug review monograph process. At present, Inamco has not prepared or submitted any ANDA applications; it is contemplated however that certain applications may be submitted based on certain drugs that Inamco may manufacture if a merger is consummated.

     If a successful merger and/or acquisition is consummated, the Company will be immediately subject to the following FDA enforcement policies and over-the-counter drug review monograph processes with respect to those certain generic drugs wished to be manufactured and marketed:

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

     After a merger and/or acquisition is consummated, and if the candidate company should not have any business relationships with manufacturers of raw chemicals, or if any relationship is deemed "not being in the best interest" of Inamco; the Company will then identify other sourcing chemical companies where raw materials can be purchased in bulk for the manufacture of its generic pharmaceuticals. All raw chemicals needed are readily available; however, it will be the Company's intention to always be conscious of pricing, for certain chemical companies will give discounts when buying in bulk and placing continual orders. It will be Inamco's expectation to benefit from the fact that the pharmaceutical industry is non-cyclical and the need for quality generic drugs is always present. At present, Inamco has not identified any sourcing chemical companies where raw materials could be purchased. If any company to be acquired should not have a business relationship(s) with a sourcing chemical company, Inamco will begin the identification process once a merger is consummated, a course of action that should not take more than one month.

     A proper merger candidate will also have its good manufacturing procedures ("GMP") certification issued by the FDA. This certification will allow Inamco to produce certain generic pharmaceuticals to sell to future clientele. Coinciding with expected revenues generated, Inamco will submit several different ANDA applications to the FDA, so that it may manufacture certain prescription medication and add considerable profit potential to its entire pharmaceutical operation. At present, Inamco has no clientele or business operations and will rely on a merger in order to generate future business, as well as a client list of wholesalers and distributors.

     It will be Inamco's future intention not to have a single customer or group of customers comprising more than 20% of its revenue stream. The Company will continue to add to its client base by tendering offers through certain buying groups, municipalities, government agencies, hospital and retail distributors. This will ensure enough of a customer base, so that the loss of any one client will not significantly affect the Company's revenue stream.

     Since the Company has yet to begin any operations, it has no backlogged orders or government contracts subject to renegotiation or termination. At present the Company has no competition as well. It is contemplated, however that if a merger and acquisition is successful, the Company will have competition with other manufacturers of generic pharmaceuticals. These competitors will probably have substantially greater capital resources than Inamco, as well as seasoned sales and marketing teams in place. It is the Company's belief that its primary competition will come from other manufacturers of generic pharmaceuticals, brand name pharmaceutical companies that also produce generic drugs, the original manufacturer of the brand named drug in which the generic is derived, and brand named pharmaceutical companies that can produce new drugs for the same malady as the Company's proposed manufactured generic drug.

     Inamco has not spent any monies on company-sponsored research and development activities, and there are no plans to do so in the foreseeable future. Once a merger and/or acquisition is consummated, the Company intends to be in compliance with all federal, state and local provisions with respect to the manufacture of generic pharmaceuticals. The FDA will oversee and enforce compliance for good manufacturing practices, and it is the Company's additional intention to locate a manufacturing facility located in a properly zoned manufacturing area.

RISK FACTORS

RISKS INHERENT IN A DEVELOPMENT STAGE COMPANY. The Company was incorporated in Delaware on January 17, 1983 originally as Omni Assets, Inc. On October 26, 1999, Inamco International Corp., a Delaware Corporation being incorporated on the 18th day of October 1999, merged with Omni in a transaction solely for stock. In February of 2000, the name of Omni was changed to Inamco International Corp. Since the Company's inception, it has been engaged almost exclusively in organizational activities and has just recently begun the search for a pharmaceutical merger candidate, so that it may enter into the generic pharmaceutical manufacturing arena. Accordingly, as a transitional development stage company, the Company has had no operating history upon which an evaluation of the Company's prospects can be determined. Consequently, the likelihood of success of the Company must be considered in view of all of the risks, expenses and delays inherent in the establishment of a new business, including, but not being limited to, expenses and delays of an ongoing business that has commenced, slower than anticipated manufacturing and marketing activities, the uncertainty of market assimilation of the Company's product and other unforeseen factors.

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

         NO OPERATING HISTORY; LOSSES. The Company has had no business operations and no prior operating history. The Company anticipates that it will continue to incur losses and generate negative cash flow once a merger and acquisition has been consummated. At this time, the Company has no revenues; and there is no assurance that the Company will ever have revenues or be profitable or achieve positive cash flow from operations. Since October of 1999, the Company has incurred a total loss of $37,243 up and until March 31, 2003.

         DEPENDENCE UPON KEY PERSONNEL. The success of the Company depends, in part, upon the successful performance of its president and secretary, Mr. Varges George. Mr. George at present is the sole executive and director of the Company. He has complete and exclusive control as to all aspects of the Company's direction and operation. The Company had entered into a one year comprehensive employment contract with Mr. George dated October 27, 1999. The contract engaged Mr. George to provide exclusive services to the Company for a total of one year, and then to render his services from time to time, as per the discretion of the Company's director (Mr. George being that director). Although Mr. George owns another company, as described in other sections of this Form 10, he has never broken the exclusivity clause between the time frames of October 27, 1999 and October 26, 2000, for the reason that he remained within the confines of his employment agreement, while qualifying and quantifying possible business acquisition and/or merger. Mr. George's compensation was a one-time payment of one million shares of Inamco International, Corp. common stock (a copy of the Agreement is attached hereto). If a merger and/or acquisition is consummated, the Company intends to elect a board of directors, who will employ additional qualified executives, employees and consultants having significant experience in delivering the business expertise needed. In the interim, if Mr. George should fail to perform any of the duties undertaken by him, for any reason whatsoever, the ability of the Company to find a merger candidate, so that manufacturing, marketing and distribution of generic pharmaceutical may begin, could be adversely affected. The Company may seek in the future to secure and maintain key man insurance on Mr. George; there is no assurance, however, that such insurance will in fact be obtained. Moreover, the Company believes there are available qualified managerial and other personnel in sufficient numbers to properly staff the facilities and offices of the Company, but there can be no assurance that the Company will be able to attract sufficient qualified personnel.

     REGULATION. The Company, as well as all participants in the generic over the counter pharmaceutical industry, must comply with the rules and regulations of the Food and Drug Administration. ("FDA"). The manufacture of generic drugs is governed by FDA regulations and protocols. Such regulations and protocols are subject to change. Therefore, the Company's approach to certification, if a merger should occur, may require modifications to adjust for future regulatory change. Furthermore, the Company's future activities (although less intense than more established pharmaceutical manufacturers who are principally engaged in the manufacture of controlled drug products) are subject to extensive regulation not only by the FDA, but comparable state regulatory and foreign health authorities.

     COMPETITION. If a merger should occur between the Company and a pharmaceutical concern, it is the Company's belief that there are manufacturing entities that currently offer products and services similar to those to be proposed by the Company. These entities may have greater financial and personnel resources than the Company. Manufacture and use of generic over the counter ("OTC") drugs throughout the United States is on the increase. The generic OTC manufacturing industry, in general, is dominated by a small number of companies, which are well known to the public.

         THERE IS A POTENTIAL CONFLICT OF INTEREST OF THE COMPANY'S PRESIDENT IF THE COMPANY ACQUIRES AN INDEPENDENT PHARMACEUTICAL COMPANY OR BEGINS NEGOTIATIONS WITH MEDICOS LABORATORIES, INC. Mr. Varges George is currently the president; and sole shareholder of Inamco Services Corp. which is totally independent from, and should not be confused with Inamco International Corp. This management company owns and operates two separate wholly owned subsidiary companies, one of which is a generic pharmaceutical manufacturer, Medicos Laboratories, Inc. ("Medicos"). Medicosoperates primarily as a laboratory engaged in the development and manufacture of non-prescription and prescription generic drugs. Among the products being produced are: clinical chemical reagents, tablets, chewable tablets, capsules, liquids and powders. It should be noted that if Inamco International Corp. should acquire and/or merge with another pharmaceutical company other than Medicos Laboratories Inc., there would be a conflict of interest resulting form Mr. George's 100% ownership in Medicos and his majority ownership in Inamco International Corp. The control of both of these competing companies would present a conflict of interest for Mr. George. If this should occur, it will be the legal responsibility of Mr. George to properly relinquish one of his executive roles, as well as any equity ownership, within one of the competing companies.

     POTENTIAL CONFLICT OF INTEREST REGARDING THE TIME SPENT BETWEEN COMPANIES. As described elsewhere in this Form 10, the Company's president, Mr. Varges George is currently the sole shareholder of Medicos Laboratories, Inc., a company that manufactures generic pharmaceuticals; Mr. George was also party to an exclusive employment contract between he and Inamco from October, 1999 to October, 2000. Any potential conflicts of interest regarding Mr. George's time spent, with respect to both companies, is resolved by the fact that Mr. George has never been an officer or employee of Medicos and does not see to the day-to-day operation of that company.

     INAMCO'S COMMITMENT TO ISSUE AND REGISTER FOR RESALE A LARGE NUMBER OF SHARES PURSUANT TOCONTRACTUAL OBLIGATIONS. In October of 1999, a formal agreement was entered into
with Royal Capital, a consultation firm. This agreement paid Royal for consultation services connected with certain merger activities had between Omni and Inamco (as described elsewhere in this Form 10). In consideration for those services, Inamco agreed to pay a total of 2,355,365 shares of restricted common stock to Royal and/or its designees. As of June 2, 2003, Inamco had 27,600,000 shares issued and outstanding, inclusive of those restricted shares forwarded to Royal and/or their designees. Therefore, should Royal and/or their designees sell all or a large number of their common shares, once all restrictions are lifted, it could reduce the per-share value of Inamco's common shares currently traded on the NASDAQ pink sheets and currently held by existing investors.

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

     RELIANCE ON OUTSIDE SUPPLIERS. After a merger, the Company intends to purchase its raw materials and supplies from independent sources. It will remain dependent upon such outside sources for all of its unprocessed natural products. There can be no assurance that these sources will be able to provide adequately for the future needs to the Company. In the event that any of the Company's future suppliers should suffer quality control problems, lack of raw materials or financial difficulties, the Company would be required to find alternative sources for its product lines. The Company believes that the likelihood that it could identify a broad base of alternative sources is high based on the large number of easily accessible and affordable producers of compounds for generic drugs in the manufacturing marketplace. The time lost in seeking and acquiring additional and newer sources, however could adversely affect the Company's future revenues and profitability.

     PRODUCT LIABILITY. The testing, marketing and sale of generic pharmaceuticals entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. Inamco may incur product liability due to product failure or improper use of products by the user. The Company intends to obtain product liability insurance that should be adequate for future operations. There can be no assurance, however, that the amount of insurance, once obtained, will be sufficient to fully insure against claims that may be made against the Company. At present, the Company has not prepared or submitted any applications to the Food and Drug Administration with respect to testing, marketing, or the sale of generic pharmaceuticals; it is contemplated however that certain applications may be submitted based on certain drugs that the Company may manufacture once a merger is consummated. Once applications are submitted, the Company cannot state when approvals will be had, if ever.

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


        On July 30, 2003, the last reported sale price on the Nasdaq pink Sheets for our common stock was $0.01 per share.

        As of July 30, 2003 there were approximately 50 stockholders of record of the Company's common stock.

DIVIDENDS

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

       The Company has not recorded and/or sold any registered securities for the year ending December 31, 2002.


ITEM 6. SELECTED FINANCIAL DATA.

        Reference is made to Selected Financial Data in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report Form 10k.

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


        Net cash used in operating activities was approximately $9,226 during the year ended December 31, 2002. The primary use of cash for the year ended December 31, 2002 was to fund general and administrative costs, as well as the cost to support the growth and requirements as a public company. Our net loss in the period, adjusted for non-cash expenses, amortization, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $525 during the year ended December 31, 2001.

        Net cash provided by loans from Mr. George was approximately $9,226 during the year ended December 31, 2002. Net cash proceeds from loans by Mr. George were $525 during the year ended December 31, 2001.


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


INCOME TAXES


        As of December 31, 2002, we had approximately $9,226 of net operating losses for federal income tax purposes. These amounts reflect different treatment of expenses for tax reporting than is used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating losses in any year, or if there has been a significant ownership change. Any future significant ownership change may limit the use of our net operating losses.


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


ITEM 8. FINANCIAL STATEMENTS.


                           INAMCO INTERNATIONAL CORP.
                          INDEX TO FINANCIAL STATEMENTS
                                                                               PAGE
                                                                               ----

Report of Kahn Boyd Levychin & Company, Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During the acquisition of Omni Assets by the Company, Sobel & Co., LLC acted as the Omni Asset's certified public accounts. They provided, to the Company, at that time, audited balance sheets, related statements of operations, stockholders' deficiency and cash flow statements for the year ended December 31, 1999. Since that time, the Company has had no assets, liabilities, operating activities, or revenue and has no need to employ the services of an accountant. Prior reports from the auditors did contain an opinion as it relates to a "Development Stage" company and its ability to operate being dependent upon obtaining a viable and successful business opportunity. The disclaimer of the opinion was not qualified or modified as to uncertainty, audit scope or accounting principles except for a modification that describes substantial doubt surrounding the Company's ability to continue as a going concern.

         The audited financial statements that accompany this Form 10k, as amended, were performed by the Company's new auditors, Kahn Boyd Levychin & Company, after Sobel & Co. resigned in October of 2002, pursuant to Regulation S-K. A letter that addresses Sobel & Co. resignation is attached hereto.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     IDENTIFICATION OF DIRECTORS.

     At present, Inamco has only one director, Mr. Varges George.

     IDENTIFICATION OF EXECUTIVE OFFICERS.

     At present, Mr. Varges George, age 45, is the sole executive to the Company. He serves in the capacity of both president and secretary. He has been the sole executive of the Company since the acquisition of Omni Assets, Inc. by the Company on October 26, 1999. At present, Mr. George has no arrangements or understandings between he and any other parties with respect to the Company except those that are stated herein.

     IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

     At present, the Company has no employees or understanding with any persons acting as production managers, sales managers, or research scientists who are in any way associated with Inamco.

     FAMILY RELATIONSHIPS.

     There are no relationships between family members of the sole executive and the Company.

     BUSINESS EXPERIENCE.

     For the past 10 years, Mr. Varges George has been the president; and sole shareholder of Inamco Services Corp., a management company that owns and operates two separate and distinct companies: Medicos Laboratories, Inc. and Advanced Diagnostics, Inc., descriptions of which are as follows:

     MEDICOS LABORATORIES, Inc. operates primarily as a laboratory engaged in the development and manufacture of non-prescription and prescription generic drugs. As stated earlier in the Form 10, generic pharmaceuticals, as a whole, have the same chemical and therapeutic properties as their brand-named counterparts. Although typically less expensive, they are required to meet the same governmental standards as the brand-named drug, and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired. Medicos, being an U.S. Food and Drug Administration ("FDA") approved manufacturer, has the ability to produces both over-the-counter ("OTC") and certain prescription medications in the forms of tablets and capsules. Medicos, in September of 2002, received FDA approval to manufacture and sell Phenazopyridine tablets, it's sole product, and is now researching and developing other niche drug products in which to produce and distribute. An acquisition has not occurred, for the fact that Medicos needs to complete certain other business activities, including but not being limited to, final construction of warehousing areas, and the completion and consummation of certain other manufacturing and distributing agreements. The Company anticipates that an acquisition of Medicos could be consummated by the end of the third quarter of 2003, however there are certain risks, as explained in other sections of this Form 10, associated to merging the Company and Medicos, which could curtail and/or suspend any acquisition contemplated. Readers of this Form 10 report are not to assume that an acquisition of Medicos is a likely event.

     ADVANCED DIAGNOSTICS, INC. is dedicated to the research, development and manufacturing, and marketing of diagnostic test kits. The company sells its products through wholesalers, private label distributors, drug chain stores, health maintenance organizations ("HMO's"), hospital buying groups, and local, state and federal government agencies. This company produces such products as: pregnancy tests, allergy indicators, Strep A Testing, ovulation and fertility testing, tumor markers, drugs of abuse diagnostic kits, and infectious diseases tests.

     Mr. George received the degree of Master of Business Administration from the Siddharth Institute of Industry and Administration of Bombay, India in 1979. Mr. George, an accountant by training, has comprehensive knowledge of import-export markets and of financial operations, which has enabled him to work in fast-paced, highly diversified environments. While working as the Finance Manager for Sayco & Al Ordoba in 1981, Mr. George orchestrated international transactions involving millions of dollars with such multi-national conglomerates as IBM, Xerox, Amoco Oil and Minnesota Mining and Manufacturing. Mr. George was Finance and Administration Manager for Al Orooba Technical Trading Co. of the United Arab Emirates in 1982, Chief Accountant for Step International Marketing Co. of Bombay, India in 1979, and Accountant for St. George Automobiles and Thankappan and Madhu, both of Kerala, India in 1977.

     DIRECTORSHIPS.

     At present, the Company has no directors or understanding with any persons acting as directors who are in any way associated with Inamco.

ITEM 11. EXECUTIVE COMPENSATION.

        Summary of Cash and Certain Other Compensation

         The following table sets forth certain information concerning the compensation paid by the Company for services rendered to the Company in all capacities for the fiscal years ended December 31, 2002, 2001, 2000 and 1999 by the Company's Chief Executive Officer:


                           SUMMARY COMPENSATION TABLE


                                                                      LONG TERM
                                                                    COMPENSATION
                                          ANNUAL COMPENSATION           AWARDS
                                        -------------------------   -------------
                                                                     CLASS   "A"
                                                      ALL OTHER      COMMON STOCK
                                                       ANNUAL        RECEIVED  BY       VALUE OF
NAME AND PRINCIPAL POSITION      YEAR     SALARY    COMPENSATION       PRINCIPAL      COMPENSATION
----------------------------    ------- ---------- --------------   ---------------   --------------
Varges George                    2002  $    --     $     --                -- .       $     10,000
President and Secretary          2001       --           --                --               50,000
                                 2000       --           --                --            1,100,000
                                 1999       --           --           1,000,000 sh.      2,350,000


In accordance with the rules of the SEC, the compensation described in the above table, and that was paid to Mr. George, was done so entirely in stock and does not include any medical payments, group life insurance or any other benefit that could be received by the sole Executive Officer of the Company. Furthermore, there has been no compensation awarded to, earned by, or paid to any other person, acting as an employee, since the Company's acquisition of Omni Assets, Inc., on October 26, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     As of May 9th, 2002, the Company had a total number of shares outstanding equal to Twenty Seven Million Six Hundred Thousand (27,600,000). The following table provides information pertaining to owners of more than five percent of any class of the Company's voting stock.

-------------------------------------------------------------------------------------------------------------
             (1)                      (2)                      (3)                     (4)
                               Name and Address          Amount and Nature         Percentage of
        Title of Class        of Beneficial Owner       of Beneficial Owner          Ownership
-------------------------------------------------------------------------------------------------------------
     Common A            Inamco Services Corp.*            12,947,487                 46.91%
                                801 Montrose Ave.
                         South Plainfield, NJ 07080

     Common A            Advanced Diagnostics Inc.*         8,326,403                 30.17%
                               801 Montrose Ave.
                         South Plainfield, NJ 07080

* It should be noted that Mr. Varges George is the sole shareholder and owner of Inamco Services Corp., and Advanced Diagnostics Inc., as described above. Accordingly, Mr. George has direct control and ownership of 21,273,890 shares of common stock, which represents approximately 77.07% of the Company's outstanding common shares (this does not take into consideration shares owned personally by Mr. George, as explained below).


         Security ownership of management.

         As of May 9th, 2002, the Company had a total number of shares outstanding equal to Twenty Seven Million Six Hundred Thousand (27,600,000). The following table provides information pertaining to shares beneficially owned by all directors and nominees.


-------------------------------------------------------------------------------------------------------------
             (1)                      (2)                      (3)                     (4)
                               Name and Position          Amount and Nature         Percentage of
        Title of Class        of Beneficial Owner       of Beneficial Owner          Ownership
-------------------------------------------------------------------------------------------------------------
         Common A              Varges George*                1,000,000                  3.62%
                               President/Secretary

* Taking into consideration that Mr. Varges George is the sole shareholder of Inamco Services Corp., and Advanced Diagnostics Inc., it should be noted, that with the addition of Mr. George's personal shares received as employment compensation, and described in other sections of this Form 10, he has direct control of a total of 22,273,890 shares of common stock, which represents approximately 80.70% of the Company's outstanding common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     The Company has not been involved with or privy to any transactions with any persons and/or business entities since the Company's acquisition of Omni Assets, Inc., on October 26, 1999. The acquisition of Omni (Omni being defined as a "non-operating public shell"), in essence, was by a privately owned operating company, and for reasons of filing this Form 10, that transaction was deemed as a capital purchase by a privately-held business. Since that purchase, Inamco has been dormant with the exception of the limited amount of activity as described in Item. 1 "BUSINESS" - "General development of business" above.

     CERTAIN BUSINESS RELATIONSHIPS.

     The Company's sole executive, Mr. Varges George, is currently the president and sole shareholder of Inamco Services Corp. This management company owns and operates two separate and distinct companies: Medicos Laboratories, Inc. and Advanced Diagnostics, Inc., descriptions of both company's stated herein, under
Item 6. "DIRECTORS AND EXECUTIVE OFFICERS" - "Business Experience" of Mr. Varges George.

     Although the Company's sole executive officer and director is also the owner of record, of Inamco Services Corp., Medicos Laboratories, and Advanced Diagnostics, neither he nor any other entity has made payment, nor contributed to the Company's gross revenues or assets in any way whatsoever since the acquisition of Omni Assets, Inc. on October 26, 1999. As explained in previous sections of this Form 10 report, net cash provided by loans from Mr. George was approximately $9,226 during the year ended December 31, 2002, and a total of $8,068 is owing to Mr. George, from the Company, that is incurring 7% interest on an annual basis while the debt is outstanding. Net cash proceeds from loans by Mr. George were $525 during the year ended December 31, 2001.

     The Company's sole executive, Mr. George, is not a member of, or of counsel to, a law firm, nor is he a partner to an investment banking firm, where such a company would need a retainer in order to perform certain services to Inamco.

     INDEBTEDNESS OF MANAGEMENT.

     The sole executive of Inamco, Mr. Varges George, has not been indebted to the Company in any way whatsoever.

     TRANSACTIONS WITH PROMOTERS.

     The Company has had no need to employ and/or invoke the services of a promoter.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

        Reference is made to the Index to Financial Statements under Item 8, hereof.

     2. Financial Statement Schedules.

        The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the notes to the Financial Statements included in this Report on Form 10k.


3.
         EXHIBITS:

EXHIBIT NO.                                            DESCRIPTION
--------------                                         -----------
(a)               None.

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