Form 10QSB
period 2003-06-30
INAMCO INTERNATIONAL CORP
filed 2003-08-20
CIK 1114959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  ____________ TO________________

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

         COMMON STOCK, $0.00001
               PAR VALUE                            27,600,000 SHARES
    ------------------------------       -----------------------------------
                 Class                    Outstanding as of August 20, 2003

                           INAMCO INTERNATIONAL, CORP.

                                      INDEX

                                                                                                    PAGE
                                                                                                     NO.
                                                                                                  --------
                                      PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)                                                         3

             Condensed Balance Sheets--As of June 30, 2003 and December 31, 2003                      3

             Condensed Statements of Operations--Six and Three Month Periods Ended June 30,           4
             2003 and 2002

             Condensed Statements of Cash Flows--Six Month Periods Ended June 30, 2003 and 2002       5

             Notes to Condensed Financial Statements                                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of               8
             Operations

Item 3.      Controls and Procedures                                                                 10

                                        PART II. OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K                                                        11

Signatures                                                                                           12
Certification                                                                                        13
Exhibit 99.1                                                                                         14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Inamco International, Corp.

                            Condensed Balance Sheets

                                                           June 30,         December 31,
                                                             2003               2002
                                                      ------------------ --------------------
                                                         (unaudited)           (Note)
ASSETS
Current assets:
  Cash                                                $              137 $              927
                                                      ------------------ --------------------
   Total Current Assets                                              137                927
  Other Assets                                        $              213 $              213
                                                      ------------------ --------------------
Total Assets                                          $              350 $            1,140
                                                      ================== ====================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses               $            8,457 $            5,615
                                                      --------------------------------------
   Total Current liabilities                                       8,457              5,615
  Due to Officers/Shareholders                                    13,868              8,069
                                                      --------------------------------------
   Total Liabilities                                              22,325             13,684
Stockholders' Deficiency:
  Common stock, $0.00001 par value;
  Authorized: 50,000,000 shares
  Issued and Outstanding: 27,600,000 shares                          276                276
  Additional paid-in capital                                      22,804             22,804
  Deficit Accumulated in the Development Stage                   (45,055)           (35,624)
                                                      ================== ====================
Total Stockholders' Deficiency                                   (21,975)           (12,544)
                                                      ------------------ --------------------
Total liabilities and stockholders' equity            $              350 $            1,140
                                                      ================== ====================

Note: These balance sheets have been derived from unaudited financial statements and do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed financial statements.

                           Inamco International, Corp.

                       Condensed Statements of Operations
                                   (Unaudited)


                                                               Three months ended
                                                                    June 30,
                                                      -------------------------------------
                                                             2003               2002
                                                      ------------------ ------------------
Revenues
  Total revenues                                      $               -- $               --

Cost and Expenses
Bank Charges and Miscellaneous                                        45                500
Professional and Consulting Fees                                   7,767                 --
                                                      ------------------ ------------------
  Total operating expenses                                         7,812                500
  Net Loss                                            $           (7,812)$             (500)
                                                      ================== ==================
Net (loss) per share                                  $            (0.00)$            (0.00)
                                                      ================== ==================
Weighted Average Number of Shares Outstanding                 27,600,000         27,600,000
                                                      ================== ==================



                                                                Six months ended
                                                                    June 30,
                                                      -------------------------------------
                                                             2003               2002
                                                      ------------------ ------------------
Revenues
  Total revenues                                      $               -- $               --

Cost and Expenses
Bank Charges and Miscellaneous                                        90                500
Professional and Consulting Fees                                   9,342                 --
                                                      ------------------ ------------------
  Total operating expenses                                         9,432                500
  Net Loss                                            $           (9,432)$             (500)
                                                      ================== ==================
Net (loss) per share                                  $            (0.00)$            (0.00)
                                                      ================== ==================
Weighted Average Number of Shares Outstanding                 27,600,000         27,600,000
                                                      ================== ==================




                                                                 Inception (January
                                                                  17, 1993) to June
                                                                         30,
                                                                 ------------------
                                                                        2003
                                                                 ------------------
            Revenues
             Total revenues                                      $               --

            Cost and Expenses
            Bank Charges and Miscellaneous                                      263
            Professional and Consulting Fees                                 44,792
                                                                 ------------------
             Total operating expenses                                        45,055
             Net Loss                                            $          (45,055)
                                                                 ==================
            Net (loss) per share                                 $            (0.00)
                                                                 ==================
            Weighted Average Number of Shares Outstanding                27,600,000
                                                                 ==================




                   Condensed Cash Flow Statements (Unaudited)

                                                                 Six months ended June 30,
                                                        --------------------------------------
                                                                 2003                2002
                                                        -------------------- -----------------
Cash Flows from Operating Activities
Net income (loss)                                       $           (9,432)   $           (500)
Adjustments to reconcile net loss to net cash used
in operating activities:                                                                    --
  Change in accrued expenses                                         2,842              (1,668)
                                                        -------------------- -----------------
Net cash used for operating activities                              (6,590)              (2,168)

Cash Flows from Investing Activities
  Change in other assets                                                --                  --
Net cash used for investing activities                                  --                  --

Cash Flows from Financing Activities
  Loans from officer/shareholder, net of repayments                  5,800               2,168
  Restricted common stock issued in payment of
  expenses                                                              --                  --
                                                        -------------------- -----------------
Net cash provided by financing activities                            5,800               2,168
NET INCREASE (DECREASE) IN CASH                                       (790)                 --
Cash at beginning of period                                            927                  38
                                                        -------------------- -----------------
Cash at end of period                                   $              137   $             38
                                                        ==================== =================


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six and three month periods ended June 30, 2003 and 2002 (b) the financial position at June 30, 2003, and (c) the statements of cash flows for the six month period ended June 30, 2003 and 2002 have been made. The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Deferred Stock Compensation

    For the six months ended June 30, 2003 and 2002, in connection with advisory and consultation to second party firms, the Company recorded no deferred stock compensation.


5. Non-cash Preferred Stock Charge

    For the six months ended June 30, 2003 and 2002, the Company recorded no sale of any forms of Preferred Stock.

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
     Title of Class               Name and Address                    Amount and Nature      Percentage of
                                  of Beneficial Owner                 of BeneficialOwner     Ownership
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
     Title of Class               Name and Address                    Amount and Nature      Percentage of
                                  of Beneficial Owner                 of BeneficialOwner     Ownership
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

 7. Follow-on Offering of Common Stock

    For the six months ended June 30, 2003 and 2002, the Company has not recorded and/or performed any secondary or private offering sale of securities.

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





RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

    None. For the six and three months ended June 30, 2003 and 2002, the Company has had no revenue.

Research and Development

    None. For the six and three months ended June 30, 2003 and 2002 , the Company has performed no research and development whatsoever.

General and Administrative

    General and administrative expenses are minimal, and for the six and three months ended June 30, 2003 were $9,432 and $7,812 respectively compared to $500 and $500 for the same periods in June 2002. General and administrative expenses consist primarily of supporting administration of a public company and some professional fees. We expect that our general and administrative expenses will increase substantially once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    None. For the six months ended June 30, 2003, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

    None. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company has had no other income.


Research and Development

    None. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company has performed no research and development whatsoever.

Non-Cash Stock-Based Compensation Charges

    None. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

    None. For the six months ended June 30, 2003 and 2002, the Company has had no other income.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2003, we have accumulated a deficit of $45,055. Our accumulated deficit is the result of expenses incurred in connection with the acquisition of the Company and general and administrative expenses. To date, we have funded our operations solely through loans from the majority shareholder and president of the Company, Mr. Varges George.

    As of June 30, 2003, we had $137 in cash and cash equivalents compared to $927 in cash and cash equivalents as of December 31, 2002.

    Net cash used for operations during the six months ended June 30, 2003 was $6,590 compared to $2,168 for the same quarter in 2002. Net cash provided by Mr. Varges George was approximately $5,800 during the six months ended June 30, 2003 compared to $2,168 for the same quarter last year.


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

  (b) Reports on Form 8-K None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         INAMCO INTERNATIONAL, CORP.

Dated:  August 20, 2003                  By:   /s/ VARGES GEORGE
                                            ----------------------------------
                                               Name: Varges George
                                            Title: President and Chief
                                               Executive Officer

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

                                           /s/  Varges George
                                           ------------------------------
                                           Chief Executive Officer and
                                           Principal Accounting Officer

August 20, 2003