Form 10QSB
period 2003-09-30
INAMCO INTERNATIONAL CORP
filed 2003-11-19
CIK 1114959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     /x/ QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR


     / / TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM_____ TO____.

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

    COMMON STOCK, $0.00001
           PAR VALUE                                 4,994,633 SHARES
 ----------------------------------          ----------------------------------
            Class                            Outstanding as of November 19, 2003

                           INAMCO INTERNATIONAL, CORP.
                         (A Development Stage Company)
                                      INDEX

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                  ------
                                      PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)                                                          3

             Condensed Balance Sheets--As of September 30, 2003 and December 31, 2002                  3

             Condensed Statements of Operations--Three and Nine Month Ended September 30, 2003         4
             and 2002

             Condensed Statements of Cash Flows--Nine Month  Ended September 30, 2003 and 2002         5

             Notes to Condensed Financial Statements                                                   6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of                8
             Operations

Item 3.      Controls and Procedures                                                                  10

                                        PART II. OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K                                                         11

Signatures                                                                                            11
Exhibit 31                                                                                            12
Exhibit 32                                                                                            13


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Inamco International, Corp.
                         (A Development Stage Company)
                            Condensed Balance Sheets

                                                             September 30,  December 31,
                                                                  2003           2002
                                                             -------------  ------------
                                                               (unaudited)      (Note)
ASSETS
Current assets:
  Cash .................................................     $          92  $        927
                                                             -------------  ------------
   Total Current Assets ................................                92           927
  Other Assets .........................................     $         213  $        213
                                                             -------------  ------------
Total Assets ...........................................     $         305  $      1,140
                                                             =============  ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses ................     $      10,189  $      5,615
                                                             -------------  ------------
   Total Current liabilities ...........................            10.189         5,615
  Due to Officers/Shareholders .........................            20,123         8,069
                                                             -------------  ------------
   Total Liabilities ...................................            30,312        13,684
Stockholders' Deficiency:
  Common stock, $0.00001 par value;
  Authorized: 50,000,000 shares
  Issued and Outstanding: 27,600,000 shares ............               276           276
  Additional paid-in capital ...........................            22,804        22,804
  Deficit Accumulated in the Development Stage .........           (53,087)      (35,624)
                                                              -------------  ------------
Total Stockholders' Deficiency .........................           (30,007)      (12,544)
                                                              -------------  ------------
Total liabilities and stockholders' equity .............     $         305  $      1,140
                                                             =============  ============

Note: These balance sheets have been derived from unaudited financial statements and do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed financial statements.

                           Inamco International, Corp.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                    Three months ended
                                                                      September 30,
                                                            ------------------------------
                                                                 2003              2002
                                                            ------------      ------------

Revenues
  Total revenues .........................................  $         -       $          -

Cost and Expenses
Bank Charges and Miscellaneous ...........................            44                39
Professional and Consulting Fees .........................         7,987                 -
                                                            ------------      ------------
  Total operating expenses ...............................         8,031                39
  Net Loss ...............................................  $     (8,031)     $        (39)
                                                            ============      ============
Net (loss) per share .....................................  $      (0.00)     $      (0.00)
                                                            ============      ============

Weighted Average Number of Shares Outstanding ............    27,600,000        27,600,000
                                                            ============      ============



                                                                   Nine months ended
                                                                     September 30,
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
Revenues
  Total revenues ........................................   $          -      $          -

Cost and Expenses
Bank Charges and Miscellaneous ..........................            134               539
Professional and Consulting Fees ........................         17,329                 -
                                                            ------------      ------------
  Total operating expenses ..............................         17,463               539
  Net Loss ..............................................   $    (17,463)     $       (539)
                                                            ============      ============
Net (loss) per share ....................................   $      (0.00)     $      (0.00)
                                                            ============      ============
Weighted Average Number of Shares Outstanding ...........     27,600,000        27,600,000
                                                            ============      ============

See accompanying notes to condensed financial statements.

                                                Inamco International, Corp.
                                               (A Development Stage Company)

                                            Condensed Statements of Operations
                                                        (Unaudited)





                                                                 Inception (January 17
                                                                1993) to September 30,
                                                                 ---------------------
                                                                          2003
                                                                 ---------------------
               Revenues
                 Total revenues ............................... $                    -

               Cost and Expenses
                Bank Charges and Miscellaneous .................                   307
                Professional and Consulting Fees ...............                52,779
                                                                ----------------------
                 Total operating expenses ......................                53,086
                 Net Loss ......................................$              (53,806)
                                                                ======================
                Net (loss) per share ...........................$                (0.00)
                                                                ======================
               Weighted Average Number of Shares Outstanding                14,932,480
                                                                ======================



                   Condensed Cash Flow Statements (Unaudited)

                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                2003             2002
                                                           -------------      ------------
Cash Flows from Operating Activities
Net income (loss) ......................................... $     (17,463)    $       (539)
Adjustments to reconcile net loss to net cash used
in operating activities: ..................................             -                -
  Change in accrued expenses ..............................         4,574           (1,668)
                                                           -------------      ------------
Net cash used for operating activities ....................       (12,889)          (2,192)

Cash Flows from Investing Activities
  Change in other assets ..................................             -                -
Net cash used for investing activities ....................             -                -

Cash Flows from Financing Activities
  Loans from officer/shareholder, net of repayments .......        12,054            2,168
  Restricted common stock issued in payment of
  expenses ................................................            --                -
                                                           -------------      ------------
Net cash provided by financing activities .................        12,054            2,168
NET INCREASE (DECREASE) IN CASH ...........................          (835)             (24)
Cash at beginning of period ...............................           927               38
                                                           -------------      ------------
Cash at end of period ..................................... $         92      $         14
                                                           =============      ============


See accompanying notes to condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the nine and three month periods ended September 30, 2003 and 2002 (b) the financial position at September 30, 2003, and (c) the statements of cash flows for the nine month period ended September 30, 2003 and 2002 have been made. The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     The company is in the development stage as defined I Financial Accounting Standards Board Statement NO. 7. It has not commenced full scale operations and has insignificant assets. The financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no significant assets, no revenues and has had losses since inception. The Company can only become a viable going concern if it obtains additional capital and acquires a viable operating company.

2. Net Loss Per Share

     In accordance with SFAS No. 128, Earnings Per Share basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

3. Comprehensive Loss

    Comprehensive loss for all periods presented is the same as net loss.

4. Deferred Stock Compensation

     For the nine months ended September 30, 2003 and 2002, in connection with advisory and consultation to second party firms, the Company recorded no deferred stock compensation.


5. Non-cash Preferred Stock Charge

     For the nine months ended September 30, 2003 and 2002, the Company recorded no sale of any forms of Preferred Stock.

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

In January 2000,Omni then purchased the name of "Inamco International Corp." , and in February 2000, the Company changed it name from "Omni Assets, Inc." to "Inamco International Corp.". The listing symbol was changed from "OMNA" to "IICO". The Company subsequently performed a 1-for-1000 reverse split of its common share of stock, effective October 2, 2003, thus causing its listing symbol to change from "IICO" to "IICC". As of September 30, 2003 however, the total number of shares outstanding equaled Twenty Seven Million Six Hundred Thousand (27,600,000).

     The following table provides information pertaining to owners of more than five percent of any class of the Company's common stock as of September 30, 2003.



-------------------------------------------------------------------------------------------------------------
         (1)                          (2)                              (3)                    (4)
    Title of Class              Name and Address                Amount and Nature        Percentage of
                                of Beneficial Owner             of Beneficial Owner         Ownership
-------------------------------------------------------------------------------------------------------------


    Common A                    Inamco Services Corp.*              12,947,487               46.91%
                                   801 Montrose Ave.
                               South Plainfield, NJ  07080

    Common A                   Advanced Diagnostics Inc.*            7,976,393               28.89%
                                   801 Montrose Ave.
                               South Plainfield, NJ  07080

Security ownership of management.

     The following table provides information pertaining to shares beneficially owned by all directors and nominees.




-------------------------------------------------------------------------------------------------------------
         (1)                          (2)                              (3)                    (4)
    Title of Class              Name and Position               Amount and Nature        Percentage of
                                of Beneficial Owner             of Beneficial Owner         Ownership
-------------------------------------------------------------------------------------------------------------

     Common A                   Varges George*                      21,923,880                79.43%
                               President/Secretary


     Mr. Varges George is the sole shareholder of Inamco Services Corp., and Advanced Diagnostics Inc., as described herein. Accordingly, Mr. George has direct control of approximately 79.43% of Inamco International, Corp.'s outstanding common shares of stock that is inclusive of 1,000,000 shares owned directly in his name.

7. Follow-on Offering of Common Stock

     For the nine months ended September 30, 2003 , the Company has not recorded and/or performed any secondary or private offering sale of securities.


8. Contingencies

     On October 29, 2003, the Company, its subsidiaries and Varges George, the principal shareholder of the Company were sued by H. Neil Broder based on an alleged breach of contract claim. Mr. Broder alleges that he provided legal services to Mr. George to wit providing Mr. Broder with a check which had insufficient funds. Mr. George has repaid the plaintiff the amount of the check that was insufficient and is currently negotiating to settle the claim for damages incurred.

     The Company has recently received notice from a shareholder of the Company that such shareholder alleges that the Company has filed false and misleading documents with the SEC. Such shareholder claims that the Company had assets pursuant to its merger with Omni Assets, Inc. in 1999. To date no lawsuit has been commenced in this matter and the Company believes that these allegations have no merit.

9. Subsequent Events


     In June 2003, the Board approved and announced a 1-for-1000 reverse stock split. The Record date for said split was September 1, 2003 and a holder of a majority of the outstanding shares approved such split. As of the Record Date, our authorized capitalization consisted of 50,000,000 shares of common stock, par value $0.00001 per share (the "Common Stock"), of which 27,600,000 were issued and outstanding. Pursuant to the reverse stock split, 1,000 shares of our Common Stock were converted into one share of Common Stock and there were 27,600 shares issued and outstanding after the split. The effective date of the reverse stock split was October 2, 2003.

     The following table presents pro-forma weighted average outstanding shares and loss per share as if the reverse split were effectuated before September 30, 2003


                                                   Inception
                                                 Jan 17, 1983 to          Three Months Ended               Nine Months Ended
                                                  Sept. 30,2003   Sept. 30, 2003   Sept. 30, 2002   Sept. 30, 2003   Sept. 30, 2002
                                                  -------------   --------------   --------------   --------------   --------------

Net Loss ......................................   $     (53,086)  $       (8,031)  $          (39)  $      (17,463)  $         (539)
                                                  -------------   --------------   --------------   --------------   --------------

Weighted Average Number of Shares
Outstanding ...................................          14,932           27,600           27,600           27,600           27,600
                                                  -------------   --------------   --------------   --------------   --------------

Loss Per Share ................................   $       (3.56)  $        (0.29)  $        (0.00)  $        (0.63)  $        (0.02)
                                                  -------------   --------------   --------------   --------------   --------------



     On October 29, 2003, pursuant to an Agreement and Plan of Acquisition the company acquired all of the outstanding shares of Medicos Laboratories, Inc., a Delaware corporation for the issuance of 1,975,000 shares to Varges George, the sole shareholder of Medicos Laboratories, Inc. In addition to the merger of Medicos Laboratories, Inc., on October 29, 2003, pursuant to an Agreement and Plan of Acquisition the company acquired all of the outstanding shares of Advanced Diagnostics, Inc. a Delaware corporation for the issuance of 3,000,000 shares to Varges George, the sole shareholder of Advanced Diagnostics, Inc. Mr. George is also the principal shareholder and President of Inamco International, Inc. Pursuant to these Agreements, Medicos Laboratories, Inc. and Advanced Diagnostics, Inc. became our wholly owned subsidiaries.


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


     Inamco as of September 30, 2003, was a company that was in search of a merger/acquisition candidate in the generic pharmaceutical sector. The Company, being in its developmental stage, had no resources. Consequently, the Company needed, and still needs infusions of working capital either in the form of equity investments, loans or otherwise, in order to operate as a pharmaceutical concern.

     As of September 30, 2003, the Company had yet to commence any operations and was seeking a proper merger and acquisition candidate to operate within the pharmaceutical drug sector.

     Generic pharmaceuticals, as a whole, have the same chemical and therapeutic properties as their brand-named counterparts. Although typically less expensive, they are required to meet the same governmental standards as the brand-name drug, and most must receive approval from the appropriate regulatory authority prior to manufacture and sale.

     As  of   September   30,   2003,   Inamco  had  not  spent  any  monies  on
company-sponsored research and development activities, and at that time, there were no plans to do so in the foreseeable future.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

     None. For the nine and three months ended September 30, 2003 and 2002, the Company has had no revenue.

Research and Development

     None. For the nine and three months ended September 30, 2003 and 2002, the Company has performed no research and development.

General and Administrative

     General and administrative expenses are minimal, and for the nine and three months ended September 30, 2003 were $17,463 and $8,031 respectively compared to $539 and $39 for the same periods in September 2002. General and administrative expenses consist primarily of supporting administration of a public company and some professional fees. We expect that our general and administrative expenses will increase substantially once a merger and/or acquisition is consummated, in order to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    None. For the nine months ended September 30, 2003, the Company has not had any non-cash stock based deferred compensation.

Other Income, net

     None. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company has had no other income.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we have accumulated a deficit of $53,087. Our accumulated deficit is the result of expenses incurred in connection with the acquisition of the Company and general and administrative expenses. To date, we have funded our operations solely through loans from the majority shareholder and president of the Company, Mr. Varges George.

     As of September 30, 2003, we had $92 in cash and cash equivalents compared to $927 in cash and cash equivalents as of December 31, 2002.

     Net cash used for operations during the nine months ended September 30, 2003 was $12,889 compared to $2,192 for the same period in 2002. Net cash provided by Officers/Shareholders was approximately $12,054 during the nine months ended September 30, 2003 compared to $2,168 for the same period last year.


     As of September 30, 2003, our Company had no business and/or operating history, and the success of the Company depended and currently depends, in part, upon the successful performance of the president and chief operating officer, Mr. Varges George. At present, the Company can make no assurances that it will ever have be profitable or achieve positive cash flow from operations.


     The funding requirements of the Company may change at any time, and future capital requirements will depend on numerous factors, including scientific progress, additional personnel costs, progress in drug testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing certain applications. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could cause detrimental results to our Company's present business and future growth plans.

Item 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure  Controls and  Procedures.
         ---------------------------------------------------
Within the 90 daysprior to the date of this report, Inamco International Corp. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)      Changes in Internal Controls.
         -----------------------------
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of my most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     On October 29, 2003, the Company, its subsidiaries and Varges George, the principal shareholder of the Company were sued by H. Neil Broder based on an alleged breach of contract claim. Mr. Broder alleges that he provided legal services to Mr. George to wit providing Mr. Broder with a check which had insufficient funds. Mr. George has repaid the plaintiff the amount of the check that was insufficient and is currently negotiating to settle the claim for damages incurred.

     Advanced Diagnostics, Inc., a wholly owned subsidiary of the company effective October 29, 2003(see Note 9), recently received a letter from the Borough of South Plainfield stating that the it owes real estate taxes of approximately $100,000. To date no action has been taken in this matter and the Company is prepared to pay such amount in full and is negotiating with the Township to determine the final amount owed.

     The Company has recently received notice from a shareholder of the Company that such shareholder alleges that the Company has filed false and misleading documents with the SEC. Such shareholder claims that the Company had assets pursuant to its merger with Omni Assets, Inc. in 1999. To date no lawsuit has been commenced in this matter and the Company believes that these allegations have no merit.

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     On September 1, 2003, a holder of the majority of the outstanding shares approved a 1-1,000 reverse split of the Company's outstanding shares.


Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports of Form 8-K.

     On August 1, 2003, we filed an amendment to a Form 8K dated June 18, 2003 based on a change in our accountants.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          INAMCO INTERNATIONAL, CORP.


Dated:  November 19, 2003                 By:   /s/ VARGES GEORGE
                                             ------------------------
                                                 Name: Varges George
                                            Title: President, Chief Executive
                                           Officer and Chief Financial Officer